Form 10-Q
period 1994-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1994-05-06
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1994
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                        Commission file number 0-18595
                              E'TOWN CORPORATION
            (Exact name of registrant as specified in its charter)

        New Jersey                                      22-2596330
     (State of incorporation)               (I.R.S. Employer Identification No.)
     600 South Avenue
     Westfield, New Jersey                                 07090
     (Address of principal executive offices)              (Zip)
       Registrant's telephone number including area code:     (908) 654-1234

   Title of each class                 Name of each exchange on which registered
   Common Stock, without par value               New York Stock Exchange


                          Commission file number 0-628
                           ELIZABETHTOWN WATER COMPANY
              (Exact name of registrant as specified in its charter)

        New Jersey                                     22-1683171
     (State of incorporation)               (I.R.S. Employer Identification No.)
     600 South Avenue
     Westfield, New Jersey                                 07090
     (Address of principal executive offices)              (Zip)
       Registrant's telephone number including area code:     (908) 654-1234

   Title of each class                 Name of each exchange on which registered
   Common stock, without par value                      None


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X    No
        -----    -----

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                                                    Outstanding at
           Class of Common Stock                    March 31, 1994
              E'town Corporation
                 without par value                      5,700,712






                           E'TOWN CORPORATION

                       ELIZABETHTOWN WATER COMPANY

                                  INDEX

                                  _____


_______________________________________________________________________

PART I - FINANCIAL INFORMATION                                   PAGE

______________________________                                   ____

Item 1. Financial Statements

      E'TOWN CORPORATION AND SUBSIDIARIES

      ___________________________________

        - Statements of Consolidated Income                        1-2
        - Consolidated Balance Sheets                               3
        - Statements of Consolidated Capitalization                 5
        - Statements of Consolidated Cash Flows                    6-7
        - Statements of Consolidated Shareholders' Equity           8

      ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

      __________________________________________

        - Statements of Consolidated Income                       9-10
        - Consolidated Balance Sheets                              11
        - Statements of Consolidated Capitalization                13
        - Statements of Consolidated Cash Flows                  14-15
        - Statements of Consolidated Shareholder's Equity          16

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               17

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              19

PART II - OTHER INFORMATION

___________________________

Items 1 - 5                                                        25







Item 6.(a) - Exhibits                                              25
       (b) - Reports on Form 8-K                                   25

SIGNATURES                                                         26






PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Three Months Ended
                                                             March 31,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $ 24,657,389  $ 22,135,655

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,366,988     8,955,066
  Maintenance                                          1,574,009     1,357,330
  Depreciation                                         1,928,865     1,799,583
  Revenue taxes                                        3,096,397     2,781,544
  Real estate, payroll and other taxes                   741,735       834,836
  Federal income taxes                                 1,436,856     1,050,260

                                                    ____________  ____________
        Total operating expenses                      19,144,850    16,778,619

                                                    ____________  ____________

Operating Income                                       5,512,539     5,357,036

                                                    ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                   153,874        82,324
  Write-down of non-utility property
   and other investments (Note 5)                       (189,722)      (85,526)
  Federal income taxes                                   (24,495)       (9,834)
  Other - net                                            107,887        32,127
                                                               0
                                                    ____________  ____________
        Total other income                                47,544        19,091

                                                    ____________  ____________

Total Operating and Other Income                       5,560,083     5,376,127

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,900,676     3,118,949
  Other interest expense - net                             3,504        38,227
  Capitalized interest                                  (215,659)     (186,261)
  Amortization of debt discount - net                     85,582        62,801

                                                    ____________  ____________
        Total interest charges                         2,774,103     3,033,716

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                         2,785,980     2,342,411
Preferred Stock Dividends                                249,267       262,500

                                                    ____________  ____________
Net Income                                          $  2,536,713  $  2,079,911

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $        .45  $        .42

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $        .45  $        .42

                                                    ____________  ____________

                                                    ____________  ____________







Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               5,683,286     4,898,176

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         5,994,299     4,898,176

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $        .51  $        .50

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Twelve Months Ended
                                                             March 31,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $102,517,854  $ 90,500,204

                                                    ___________   ____________

Operating Expenses:
  Operation                                           40,692,842    36,084,377
  Maintenance                                          5,932,836     5,730,833
  Depreciation                                         7,414,591     6,842,680
  Revenue taxes                                       12,816,657    11,276,310
  Real estate, payroll and other taxes                 2,613,346     2,626,835
  Federal income taxes                                 7,557,002     5,409,135

                                                    ___________   ____________
        Total operating expenses                      77,027,274    67,970,170

                                                    ___________   ____________

Operating Income                                      25,490,580    22,530,034

                                                    ___________   ____________

Other Income:
  Gain on sale of land                                 1,685,521
  Allowance for equity funds used
   during construction                                   516,889       543,299
  Write-down of non-utility property
   and other investments (Note 5)                       (373,511)     (265,526)
  Federal income taxes                                  (804,981)      (96,233)
  Other - net                                            472,275         5,267

                                                    ____________  ____________
        Total other income                             1,496,193       186,807

                                                    ____________  ____________

Total Operating and Other Income                      26,986,773    22,716,841

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          12,155,951    11,650,104
  Other interest expense - net                            61,125       511,984
  Capitalized interest                                  (835,280)   (1,085,303)
  Amortization of debt discount - net                    281,580       246,389

                                                    ____________  ____________
        Total interest charges                        11,663,376    11,323,174

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                        15,323,397    11,393,667
Preferred Stock Dividends                              1,036,767     1,050,000

                                                    ____________  ____________
Net Income                                          $ 14,286,630  $ 10,343,667

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $       2.58  $       2.15

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $       2.54  $       2.13

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for the Calculation of Earnings Per Share:






 Primary                                               5,531,527     4,800,182

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         5,844,241     5,120,282

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       2.02  $       2.00

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                      March 31,     December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant-At original cost:
 Utility plant in service                           $439,621,089   $438,178,824
 Construction work in progress                        20,136,829     17,242,088

                                                    ____________   ____________
       Total utility plant                           459,757,918    455,420,912
 Less accumulated depreciation and amortization       83,982,627     82,128,023

                                                    ____________   ____________
       Utility plant-net                             375,775,291    373,292,889

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 5)                           13,479,624     13,545,589

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                284        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             7,282,070      7,376,472
 Short-term investments                                   30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1994, $380,638; 1993, $434,000)      11,925,984     12,031,414
 Unbilled revenues                                     7,234,057      7,248,322
 Materials and supplies-at average cost                1,712,004      1,623,702
 Prepaid insurance, taxes, other                       1,348,100      1,603,955

                                                    ____________   ____________
       Total current assets                           29,532,837     29,914,487

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 973,107        962,595
 Abandonments                                            133,085        152,097
 Waste residual management                               522,138        587,589
 Taxes recoverable through future rates               26,643,663     26,643,663
 Unamortized debt expenses                             8,573,826      8,648,030
 Postretirement benefit expense                        1,238,339      1,004,556
 Other unamortized expenses                            1,946,465        598,179

                                                    ____________   ____________
       Total deferred charges                         40,030,623     38,596,709

                                                    ____________   ____________

           Total                                    $458,818,659   $455,731,980

                                                    ____________   ____________

                                                    ____________   ____________








See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                      March 31,     December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $129,795,240   $128,374,207
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                154,343,257    154,406,533

                                                    ____________   ____________
       Total capitalization                          296,138,497    294,780,740

                                                    ____________   ____________



Current Liabilities:
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities                6,467,267      9,645,055
 Customers' deposits                                     281,832        276,497
 Municipal and state taxes accrued                    15,544,598     12,569,445
 Federal income taxes accrued                          1,301,578        947,274
 Interest accrued                                      2,876,134      3,052,160
 Preferred stock dividends accrued                        35,111         89,178

                                                    ____________   ____________
       Total current liabilities                      26,548,520     26,621,609

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,953,613     45,149,522
 Federal income taxes                                 59,001,365     58,363,510
 State income taxes                                      151,538        151,538
 Unamortized investment tax credits                    8,819,153      8,852,487
 Emergency water projects                                 96,858        127,704
 Accumulated postretirement benefits                   1,250,017      1,015,004

                                                    ____________   ____________
       Total deferred credits                        115,272,544    113,659,765

                                                    ____________   ____________



Contributions in Aid of Construction                  20,859,098     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities (Note 7)

                                                    ____________   ____________
           Total                                    $458,818,659   $455,731,980

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                     March 31,      December 31,
                                                        1994            1993

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity (Note 3):
   Common stock without par value, authorized,
   15,000,000 shares; issued 1994, 5,722,744
   shares; 1993, 5,661,504 shares                  $ 89,619,976    $ 87,842,657
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (3,357,165)     (3,357,165)
   Retained earnings                                 42,851,380      43,207,666
   Less cost of treasury stock; 1994 and
    1993, 22,032 shares                                (633,976)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              129,795,240     128,374,207

                                                   ____________    ____________

 Elizabethtown Water Company:
  Cumulative Preferred Stock-Redeemable:
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued  and
    outstanding, 120,000 shares (Note 3)             12,000,000

                                                   ____________

  Cumulative Preferred Stock-Redeemable:
   $100 par value, authorized, 200,000
    shares; $8.75 series, issued  and
    outstanding, 120,000 shares (Note 3)                             12,000,000

                                                                   ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          12,434,000      12,497,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            175,800         186,300

                                                   ____________    ____________
    Total long-term debt                            155,609,800     155,683,300
    Unamortized discount-net                         (1,266,543)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt-net                        154,343,257     154,406,533

                                                   ____________    ____________

          Total capitalization                     $296,138,497    $294,780,740

                                                   ____________    ____________







                                                   ____________    ____________

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  2,536,713  $  2,079,911
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,928,865     1,799,583
   Write-down of non-utility property and other
    investments                                           189,722        85,526
   Increase in deferred charges                        (1,200,131)     (624,814)
   Deferred income taxes and investment tax
    credits - net                                         604,521       667,786
   Capitalized interest and AFUDC                        (369,533)     (268,585)
   Other operating activities-net                         (16,503)        2,102
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable               105,430      (235,017)
     Unbilled revenues                                     14,265       (17,591)
     Accounts payable and other liabilities            (3,226,520)   (3,357,626)
     Accrued/prepaid interest and taxes                 3,409,286     2,520,750
     Other                                                (88,302)      (61,478)

                                                     ____________  ____________
      Net cash provided by operating activities         3,887,813     2,590,547

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               382,022       768,153
 Proceeds from issuance of common stock                 1,777,319     1,462,829
 Repayment of long-term debt                              (73,500)     (133,500)
 Contributions and advances for construction-net          993,323       916,895
 Net increase in notes payable - banks                          0     1,500,000
 Dividends paid on common stock                        (2,892,999)   (2,444,576)

                                                     ____________  ____________
       Net cash provided by financing activities          186,165     2,069,801

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (4,136,238)   (4,950,532)
 Development costs of land                                (32,142)      (32,267)

                                                     ____________  ____________
       Cash used for investing activities              (4,168,380)   (4,982,799)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents      (94,402)     (322,451)
Cash and Cash Equivalents at Beginning of Period        7,376,472     2,408,429

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  7,282,070  $  2,085,978

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  2,710,702  $  3,380,766
  Income taxes                                       $  1,025,000  $    700,000






  Preferred stock dividends                          $    303,334  $    262,500

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                               March 31,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 14,286,630  $ 10,343,667
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         7,414,591     6,842,680
   Write-down of non-utility property and other
    investments                                           373,511       265,526
   Gain on sale of land                                (1,685,521)            0
   Increase in deferred charges                        (3,409,282)      (14,643)
   Deferred income taxes and investment tax
    credits - net                                       3,210,789     3,478,782
   Capitalized interest and AFUDC                      (1,352,169)   (1,628,602)
   Other operating activities-net                        (494,362)       10,874
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (658,070)     (380,731)
     Unbilled revenues                                   (656,745)     (281,711)
     Accounts payable and other liabilities               793,943      (872,595)
     Accrued/prepaid interest and taxes                 2,172,491    (1,608,624)
     Other                                                 51,832        36,662

                                                     ____________  ____________
      Net cash provided by operating activities        20,047,638    16,191,285

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             8,133,746    10,362,760
 Proceeds from issuance of debentures                  50,000,000    15,000,000
 Proceeds from issuance of common stock                22,959,337    17,989,501
 Repayment of long-term debt                          (50,185,000)     (505,000)
 Contributions and advances for construction-net        1,986,333     3,883,536
 Net decrease in notes payable - banks                 (8,000,000)  (21,750,000)
 Dividends paid on common stock                       (11,298,784)   (9,630,602)

                                                     ____________  ____________
       Net cash provided by financing activities       13,595,632    15,350,195

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (31,702,461)  (33,970,940)
 Development costs of land                               (194,717)     (289,220)
 Proceeds from sale of land                             3,450,000             0

                                                     ____________  ____________
       Cash used for investing activities             (28,447,178)  (34,260,160)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents    5,196,092    (2,718,680)
Cash and Cash Equivalents at Beginning of Period        2,085,978     4,804,658

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  7,282,070  $  2,085,978

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,626,444  $ 12,894,499
  Income taxes                                       $  6,206,008  $  4,179,567
  Preferred stock dividends                          $  1,090,834  $  1,050,000

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                     Three Months      Year
                                                        Ended         Ended
                                                      March 31,    December 31,
                                                        1994          1993

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $ 87,842,657  $ 64,261,763
   Public sale of common stock (1993,
    575,000 shares)                                                 17,465,625
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1994, 61,240 shares; 1993, 200,878 shares)        1,777,319     6,009,298
   Exercise of stock options (1993, 4,050 shares)                      105,971

                                                    ____________  ____________
  Balance at End of Period                            89,619,976    87,842,657

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (3,357,165)   (2,479,987)
   Expenses incurred for the issuance and
    sale of common stock                                              (877,178)

                                                    ____________  ____________
  Balance at End of Period                            (3,357,165)   (3,357,165)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      43,207,666    40,228,199
   Net Income                                          2,536,713    13,829,828
   Dividends on common stock (1994,
    $.51; 1993 $2.01)                                 (2,892,999)  (10,850,361)

                                                    ____________  ____________
  Balance at End of Period                            42,851,380    43,207,666

                                                    ____________  ____________

Treasury Stock:
  Balance at Beginning of Period                        (633,976)     (575,107)
   Cost of shares redeemed to exercise stock
    options (1993, 1,676 shares)                                       (58,869)

                                                    ____________  ____________
  Balance at End of Period                              (633,976)     (633,976)

                                                    ____________  ____________

                                                    ____________  ____________
Total Common Shareholders' Equity                   $129,795,240  $128,374,207

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                          Three Months Ended
                                                               March 31,
                                                          1994          1993

                                                      ____________   ___________

Operating Revenues                                   $ 24,657,389  $ 22,135,655

                                                     ____________  ____________

Operating Expenses:
  Operation                                            10,214,079     8,782,425
  Maintenance                                           1,574,009     1,357,330
  Depreciation                                          1,928,865     1,799,583
  Revenue taxes                                         3,096,397     2,781,544
  Real estate, payroll and other taxes                    730,848       682,335
  Federal income taxes                                  1,534,387     1,267,692

                                                     ____________  ____________
        Total operating expenses                       19,078,585    16,670,909

                                                     ____________  ____________

Operating Income                                        5,578,804     5,464,746

                                                     ____________  ____________

Other Income:
Allowance for equity funds used
 during construction                                      153,874        82,324
Federal income taxes                                      (79,207)      (40,014)
Other - net                                                79,087        35,362

                                                     ____________  ____________
        Total other income                                153,754        77,672

                                                     ____________  ____________

Total Operating and Other Income                        5,732,558     5,542,418

                                                     ____________  ____________

Interest Charges:
  Interest on long-term debt                            2,693,373     2,904,636
  Other interest expense - net                              3,504        25,525
  Allowance for debt funds used
   during construction                                   (122,807)      (78,919)
  Amortization of debt discount - net                      76,978        54,197

                                                     ____________  ____________
        Total interest charges                          2,651,048     2,905,439

                                                     ____________  ____________

Income Before Preferred Stock Dividends                 3,081,510     2,636,979
Preferred Stock Dividends                                 249,267       262,500

                                                     ____________  ____________
Earnings Applicable to Common Stock                  $  2,832,243  $  2,374,479

                                                     ____________  ____________

                                                     ____________  ____________









See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                          Twelve Months Ended
                                                               March 31,
                                                          1994          1993

                                                     ____________   ___________

Operating Revenues                                   $102,517,854  $ 90,500,204

                                                     ____________  ____________

Operating Expenses:
  Operation                                            39,960,803    35,374,583
  Maintenance                                           5,932,836     5,730,833
  Depreciation                                          7,414,591     6,842,680
  Revenue taxes                                        12,816,657    11,276,310
  Real estate, payroll and other taxes                  2,562,404     2,445,984
  Federal income taxes                                  7,925,465     5,908,701

                                                     ____________  ____________
        Total operating expenses                       76,612,756    67,579,091

                                                     ____________  ____________

Operating Income                                       25,905,098    22,921,113

                                                     ____________  ____________

Other Income:
Gain on sale of land                                      122,400
Allowance for equity funds used
 during construction                                      516,889       543,299
Federal income taxes                                     (297,217)     (194,003)
Other - net                                               213,199        27,294

                                                     ____________  ____________
        Total other income                                555,271       376,590

                                                     ____________  ____________

Total Operating and Other Income                       26,460,369    23,297,703

                                                     ____________  ____________

Interest Charges:
  Interest on long-term debt                           11,316,038    10,784,725
  Other interest expense - net                             55,900       475,210
  Allowance for debt funds used
   during construction                                   (435,783)     (538,408)
  Amortization of debt discount - net                     247,164       211,973

                                                     ____________  ____________
        Total interest charges                         11,183,319    10,933,500

                                                     ____________  ____________

Income Before Preferred Stock Dividends                15,277,050    12,364,203
Preferred Stock Dividends                               1,036,767     1,050,000

                                                     ____________  ____________
Earnings Applicable to Common Stock                  $ 14,240,283  $ 11,314,203

                                                     ____________  ____________







                                                     ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                      March 31,     December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant - At original cost:
 Utility plant in service                           $439,621,089   $438,178,824
 Construction work in progress                        20,136,829     17,242,088

                                                    ____________   ____________
       Total utility plant                           459,757,918    455,420,912
 Less accumulated depreciation and amortization       83,982,627     82,128,023

                                                    ____________   ____________
       Utility plant - net                           375,775,291    373,292,889

                                                    ____________   ____________



Non-utility Property                                      87,032         87,582

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                284        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             2,781,528      3,263,456
 Customer and other accounts receivable
  (less reserve: 1994, $380,638; 1993, $434,000)      11,146,019     11,887,985
 Unbilled revenues                                     7,234,057      7,248,322
 Materials and supplies-at average cost                1,712,004      1,623,702
 Prepaid insurance, taxes, other                       1,348,100      1,603,955

                                                    ____________   ____________
       Total current assets                           24,221,708     25,627,420

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                               1,016,657      1,003,145
 Abandonments                                            133,085        152,097
 Waste residual management                               522,138        587,589
 Unamortized debt expenses                             7,960,077      8,025,677
 Other unamortized expenses                            1,946,295        598,179
 Postretirement benefit expense                        1,238,339      1,004,556
 Taxes recoverable through future rates               26,643,663     26,643,663

                                                    ____________   ____________
       Total deferred charges                         39,460,254     38,014,906

                                                    ____________   ____________

           Total                                    $439,544,569   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                      March 31,     December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization:
 Common shareholder's equity                        $125,704,223   $125,764,979
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                141,909,257    141,909,533

                                                    ____________   ____________
       Total capitalization                          279,613,480    279,674,512

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities                6,477,057      9,589,716
 Customers' deposits                                     281,832        276,497
 Municipal and state taxes accrued                    15,544,477     12,569,445
 Federal income taxes accrued                          1,219,969        704,771
 Interest accrued                                      2,737,742      2,699,483
 Preferred stock dividends accrued                        35,111         89,178

                                                    ____________   ____________
       Total current liabilities                      26,338,188     25,971,090

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,953,613     45,149,522
 Federal income taxes                                 56,625,840     55,955,366
 Unamortized investment tax credits                    8,819,153      8,852,487
 Emergency water projects                                 96,858        127,704
 Accumulated postretirement benefits                   1,238,339      1,004,556

                                                    ____________   ____________
       Total deferred credits                        112,733,803    111,089,635

                                                    ____________   ____________



Contributions in Aid of Construction                  20,859,098     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities (Note 7)

                                                    ____________   ____________
           Total                                    $439,544,569   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                     March 31,      December 31,
                                                        1994            1993

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1993 and 1992,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                    63,522,594      63,522,594
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  46,925,729      46,986,485

                                                   ____________    ____________
    Total common shareholder's equity               125,704,223     125,764,979

                                                   ____________    ____________

 Cumulative Preferred Stock - Redeemable:
  $100 par value, authorized, 200,000
  shares; $5.90 series, issued and
  outstanding, 120,000 shares                        12,000,000

                                                   ____________

 Cumulative Preferred Stock - Redeemable:
  $100 par value, authorized, 200,000
  shares; $8.75 series, issued and
  outstanding, 120,000 shares                                        12,000,000

                                                                   ____________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            175,800         186,300

                                                   ____________    ____________
    Total long-term debt                            143,175,800     143,186,300
    Unamortized discount - net                       (1,266,543)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt - net                      141,909,257     141,909,533

                                                   ____________    ____________

          Total capitalization                     $279,613,480    $279,674,512

                                                   ____________    ____________

                                                   ____________    ____________









See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                               March 31,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  3,081,510  $  2,636,979
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,928,865     1,799,583
   Increase in deferred charges                        (1,211,565)     (635,320)
   Deferred income taxes and investment tax
    credits - net                                         637,140       589,988
   Allowance for debt and equity funds used
    during construction (AFUDC)                          (276,681)     (161,243)
   Other operating activities-net                         (18,420)      (12,285)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable               741,966       445,927
     Unbilled revenues                                     14,265       (17,591)
     Accounts payable and other liabilities            (3,107,324)   (3,331,838)
     Accrued/prepaid interest and taxes                 3,784,344     2,104,580
     Other                                                (88,302)      (61,478)

                                                     ____________  ____________
      Net cash provided by operating activities         5,485,798     3,357,302

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               382,022       768,153
 Repayment of long-term debt                              (10,500)      (10,500)
 Contributions and advances for construction-net          993,323       916,895
 Net increase in notes payable - banks                          0     1,500,000
 Dividends paid on common and preferred stock          (3,196,333)   (2,707,076)

                                                     ____________  ____________
       Net cash provided by financing activities       (1,831,488)      467,472

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (4,136,238)   (4,950,532)

                                                     ____________  ____________
       Cash used for investing activities              (4,136,238)   (4,950,532)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents     (481,928)   (1,125,758)
Cash and Cash Equivalents at Beginning of Period        3,263,456     2,309,751

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,781,528  $  1,183,993

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  2,381,965  $  3,044,551
  Income taxes                                       $  1,025,000  $    700,000
  Preferred stock dividends                          $    303,334  $    262,500

See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Twelve Months Ended
                                                               March 31,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 15,277,050  $ 12,364,203
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         7,414,591     6,842,680
   Gain on sale of land                                  (122,400)
   Increase in deferred charges                        (3,455,216)     (148,463)
   Deferred income taxes and investment tax
    credits - net                                       3,379,710     2,700,927
   Allowance for debt and equity funds used
    during construction (AFUDC)                          (952,672)   (1,081,707)
   Other operating activities-net                        (455,927)     (183,512)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (544,446)      (59,452)
     Unbilled revenues                                   (656,745)     (281,711)
     Accounts payable and other liabilities               893,592      (739,551)
     Accrued/prepaid interest and taxes                 1,912,505    (2,073,342)
     Other                                                (33,694)       36,662

                                                     ____________  ____________
      Net cash provided by operating activities        22,656,348    17,376,734

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             8,133,746    10,362,760
 Capital contributed by parent company                 19,809,297    15,331,713
 Proceeds from issuance of debentures                  50,000,000    15,000,000
 Repayment of long-term debt                          (50,042,000)      (42,000)
 Contributions and advances for construction-net        1,986,333     3,883,536
 Net decrease in notes payable - banks                 (7,000,000)  (20,500,000)
 Dividends paid on common and preferred stock         (12,389,618)  (10,680,602)

                                                     ____________  ____________
       Net cash provided by financing activities       10,497,758    13,355,407

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (31,685,971)  (33,970,940)
 Selling costs of land                                     (1,600)            0
 Proceeds from sale of land                               131,000             0

                                                     ____________  ____________
       Cash used for investing activities             (31,556,571)  (33,970,940)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents    1,597,535    (3,238,799)
Cash and Cash Equivalents at Beginning of Period        1,183,993     4,422,792

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,781,528  $  1,183,993

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,174,761  $ 12,664,194






  Income taxes                                       $  6,206,008  $  3,778,793
  Preferred stock dividends                          $  1,090,834  $  1,050,000

See Notes to Consolidated Financial Statements.
                                    -15-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                   Three Months      Year
                                                      Ended         Ended
                                                    March 31,    December 31,
                                                      1994          1993

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    63,522,594    43,713,297
   Capital contributed by parent company                          19,809,297

                                                  ____________  ____________
  Balance at End of Period                          63,522,594    63,522,594

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    46,986,485    44,054,327
   Income Before Preferred Stock
    Dividends                                        3,081,510    14,832,519
   Dividends on Common Stock                        (2,892,999)  (10,850,361)
   Preferred Stock Dividends                          (249,267)   (1,050,000)

                                                  ____________  ____________
  Balance at End of Period                          46,925,729    46,986,485

                                                  ____________  ____________

Total Common Shareholder's Equity                 $125,704,223  $125,764,979

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.

                  E'TOWN CORPORATION AND SUBSIDIARIES
              ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is a parent company of Elizabethtown Water Company
     (Elizabethtown or Company) and E'town Properties, Inc.
     (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.
     The notes accompanying the 1993 Annual Report to Shareholders and the 1993 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   CAPITALIZATION
     Common Stock
     On April 22, 1994, E'town filed a registration statement with the Securities and Exchange Commission to issue 600,000 shares of common stock with estimated net proceeds of $16,528,000. Under such registration statement, E'town would be permitted to issue an additional 90,000 shares solely to cover any underwriter over-allotments. The net proceeds of the issue will be used to fund a $16,000,000 equity contribution to Elizabethtown. Elizabethtown will invest this equity contribution on a temporary basis until needed for future construction expenditures. The balance of the proceeds will be used to fund working capital requirements of the Corporation.

     During the three months ended March 31, 1994, 61,240 shares
     ($1,777,319) of common stock were issued under E'town's Dividend Reinvestment and Stock Purchase Plan.

     Cumulative Preferred Stock-Redeemable
     On March 16, 1994 Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.39%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds.

4.   EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents assuming all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and the common stock equivalents referred to above. Reference is made to Exhibit 11 for the computations of earnings per share.

5.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in non-utility property and other investments at March 31, 1994 is an investment of $1,456,473, or $444,271 net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions, provided by SEGS management, E'town reduced the carrying value of the investment by $100,000 in order to present the investment at management's estimate of its approximate net realizable value.

     Carrying charges on the Mansfield property held by Properties continue to be capitalized as the property is not yet ready for its intended use. However, the estimated net realizable value of the property remains unchanged. Consequently, an adjustment of $89,722 to reduce the carrying value of the Mansfield property to its estimated net realizable value has been reflected in the Statements of Consolidated Income for the three months ended March 31, 1994 and Consolidated Balance Sheets of E'town.

6.   REGULATORY MATTERS
     On January 4, 1994, Elizabethtown filed with the New Jersey Board of Regulatory Commissioners (BRC) for a Purchased Water Adjustment Clause, a procedure established by BRC Rules, which would allow Elizabethtown to recover in rates the increase in the cost of purchased water from the New Jersey Water Supply Authority (NJWSA) without a complete rate case. The NJWSA gave notice on April 4, 1994 that effective July 1, 1994 it will increase charges for water from $220.47 to $229.50 per million gallons, resulting in an updated request for an increase in rates of $334,611. The Company expects the BRC to render a decision prior to July 1994.

7.   COMMITMENTS
     Elizabethtown has executed a lump-sum contract for the construction of the Canal Road Water Treatment Plant with the project's general contractor. The project is currently estimated to cost $100,000,000, excluding an Allowance for Funds Used During Construction. Construction is expected to commence in the spring of 1994 and is estimated to be completed in 1996.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties).
The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at March 31, 1994, and the results of operations for the three and twelve months ended March 31, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program

     Consolidated capital expenditures, primarily for water utility plant, were $4.2 million for the first three months of 1994. Capital expenditures for the three-year period ending December 31, 1996, are estimated to be $196.9 million, of which $196.5 million is for Elizabethtown's utility plant and $.4 million is for real estate-related expenditures.

     Elizabethtown's construction program includes additional mains and storage facilities necessary to serve existing and future customers. In addition, Elizabethtown anticipates upgrading its existing surface water treatment plant by rehabilitating certain components and adding facilities designed to maximize its capacity. These projects are designed to ensure the plant's compliance with proposed water quality and other environmental regulations.

     Elizabethtown's estimated capital expenditures through 1996 include $100.0 million, excluding an Allowance for Funds Used During Construction (AFUDC), for construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near its existing plant. The Plant is scheduled to be completed in 1996. The Plant, which will have a rated production capacity of 40 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination.

     In August 1993, the Board of Regulatory Commissioners (BRC) approved a stipulation (1993 Plant Stipulation) signed by the principal participants in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12 month historical period drops below 2.0 times. The surcharge
                                   -19-

would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times, but in no event prior to January 1, 1995. Also, the surcharge would remain in effect for 12 months and could be extended by the BRC for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%.

The Company has executed a lump-sum contract for the construction of the Plant with the project's general contractor. The estimated cost of the plant is approximately $100 million, excluding AFUDC. Elizabethtown has notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant has increased. Construction is expected to commence in the spring of 1994.

CAPITAL RESOURCES

     For the three-year period ending December 31, 1996, Elizabethtown, including Mount Holly, estimates that 15% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance is expected to be financed with a combination of proceeds from capital contributions from E'town (funded by the sale of its Common Stock), future issuances of long-term debentures, tax-exempt New Jersey Economic Development Authority (NJEDA) bonds, preferred stock and, on a interim basis, short-term borrowings under the revolving credit agreement discussed below. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA.

     On April 22, 1994, E'town filed a registration statement with the Securities and Exchange Commission to issue 600,000 shares of common stock with estimated net proceeds of $16.5 million. Under such registration statement, E'town would be permitted to issue an additional 90,000 shares solely to cover any underwriter over-allotments. The net proceeds of the issue will be used to fund a $16.0 million equity contribution to Elizabethtown. Elizabethtown will invest this equity contribution on a temporary basis until needed for future construction expenditures. The balance of the proceeds will be used to fund working capital requirements of the Corporation.




                                    -20-
     On March 16, 1994 Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.39%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds.

     Elizabethtown expects to execute, shortly, a revolving credit agreement with an agent bank and five additional participating banks to replace its existing uncommitted lines of credit. The agreement provides up to $60 million in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's capital needs, including the Plant. The agreement will allow Elizabethtown to borrow, repay and reborrow up to $60 million for the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The agreement will further provide that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1994 increased over the comparable 1993 amount due to increased revenues from higher consumption by retail and wholesale customers and the effect of the March 1993 rate increase. This increase was partially offset by increases in various operation and maintenance expenses.

Net income and earnings per share for the twelve months ended March 31, 1994 exceeded the results for the comparable 1993 period because of higher levels of outdoor water use due to abnormally hot and dry summer weather, an after-tax gain from a sale of land of $1.1 million and the effect of the rate increase effective March 1993. The percentage increase in earnings per share for the twelve months ended March 31, 1994 was less than the percentage increase in net income because of the additional shares issued during this period. Accordingly, management does not regard these results of operations for the twelve months ended March 31, 1994 to be indicative of financial performance for 1994. Also, earnings per share in 1994 will be further affected by the increase in the number of common shares outstanding from the upcoming stock sale discussed above.

Operating Revenues increased $2.5 million or 11.4% and $12.0 million or 13.3% for the three and twelve month periods ended March 31, 1994, respectively, over the same periods in 1993. The increase for the three months ended March 31, 1994 is comprised of $1 million from the rate increase effective March 18, 1993 and increased sales of $1.5 million. Of the increase for the twelve month period ended March 31, 1994, $4.8 million relates to the rate increase effective March 1993.

Also, sales to retail customers increased $4.3 million and sales to other water systems increased $1.6 million. This increase in sales is due to increased consumption due to abnormally hot, dry summer weather in 1993.

Operation Expenses rose by $1.4 million or 15.8% and $4.6 million or 12.8% for the three and twelve month periods ended March 31, 1994, respectively, over the comparable amounts in 1993. These increases in operating expenses are due to higher quantities of power and raw water purchased to meet the higher loads and the unit costs of power and purchased water. Additionally, the cost of labor and other miscellaneous items increased.

Maintenance Expenses increased $.2 million or 16.0% and or $.2 million or 3.5% for the three and twelve month periods ended March 31, 1994, respectively, over the comparable amounts in 1993. These increases in maintenance expenses are due to fluctuations in routine maintenance at various operating facilities. In addition, higher than normal expenses were incurred due to adverse weather conditions during the winter months of the first quarter of 1994.

Depreciation Expense increased $.3 million or 11.3% and $1.5 million or 13.7% for the three and twelve month periods ended March 31, 1994, respectively, over the comparable 1993 amounts. This was the result of additional depreciable plant placed in service during these periods.

Revenue Taxes increased $.3 million or 11.3% and $1.5 million or 13.7% for the three and twelve month periods ended March 31, 1994, respectively, over the same periods in 1993 due to higher taxes on the higher revenues explained above.

Real Estate, Payroll and Other Taxes decreased by less than $.1 million for the three and twelve month periods ended March 31, 1994 from the comparable amounts in 1993.

Federal Income Taxes increased $.4 million or 36.8% and $2.1 million or 39.7% for the three and twelve month periods ended March 31, 1994, respectively, over the comparable 1993 amounts due to the changes in taxable income discussed previously.

Other Income increased less than $.1 million and $1.3 million for the three and twelve month periods ended March 31, 1994 over the comparable 1993 amounts. These net increases are comprised of several items. Included in the net increase in other income for the twelve months ended March 31, 1994 is a gain on the sale of real estate in August 1993 of $1.7 million or $1.1 million net of federal income taxes. Other income decreased by $.1 million for both the three and twelve month periods for the effect of adjusting the carrying values of certain investments downward to their estimated net realizable values (see "Economic

Outlook-Properties"). In addition, minor fluctuations in the equity component of the Allowance for Funds Used During Construction resulted from variances in the timing of construction expenditures. Other fluctuations resulted from various miscellaneous items, and the federal income taxes associated with all of the above.

Total Interest Charges decreased $.3 million or 8.6% and increased
$.3 million or 3.0% during the three and twelve month periods ended March 31, 1994, respectively, relative to the comparable 1993 amounts. These changes were due primarily to savings from refinancing of long-term debt in 1993 offset by an increase in interest expense for long-term debt issued in September 1992.

ECONOMIC OUTLOOK

     Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to generate adequate earnings and, to a lesser degree, the ability of Properties and E'town to generate adequate returns on their real estate investments.

Elizabethtown and Subsidiary

     Elizabethtown believes that it has sufficient surface and well water supplies to meet its customers' needs and that it is, and will remain, in compliance with all water quality standards. Nonetheless, governmental water quality and service regulations will require Elizabethtown and Mount Holly to make significant investments in water treatment, transmission and storage facilities including, most significantly, the Plant. This capital program will require regular external financing and rate relief for the next several years.

     Because Elizabethtown expects its rate base to grow more quickly than pumpage over the next several years, Elizabethtown anticipates filing for a rate increase in 1994, and regularly thereafter, so that it may have the opportunity to realize satisfactory returns on equity. Adequate equity returns will be necessary for Elizabethtown to continue to attract external capital to finance improvements necessary to maintain safe and adequate service. Future earnings of the Company will be primarily affected by weather and customer usage, the magnitude and timing of capital expenditures, the rate of growth of revenues and expenses, and the adequacy and timeliness of regulatory relief.

     Rate increases of approximately 35% in excess of current rates will be required by Elizabethtown during the period 1994-1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BRC of the 1993 Plant Stipulation, Elizabethtown expects the BRC to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

     On January 4, 1994, Elizabethtown filed with the New Jersey Board of Regulatory Commissioners (BRC) for a Purchased Water Adjustment Clause, a procedure established by BRC Rules, which would allow

Elizabethtown to recover in rates the increase in the cost of purchased water from the New Jersey Water Supply Authority (NJWSA) without a complete rate case. The NJWSA gave notice on April 4, 1994 that effective July 1, 1994 it will increase charges for water from $220.47 to $229.50 per million gallons, resulting in an updated request for an increase in rates of approximately $.3 million. The Company expects the BRC to render a decision prior to July 1994.

Properties

     Included in non-utility property and other investments at March 31, 1994 in the Consolidated Balance Sheets of E'town Corporation is $11.9 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to, and during 1993, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1994, after the adjustments to the Mansfield property discussed below.

     Properties continues to seek permits and more favorable zoning treatment for its Mansfield property and, therefore, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property held by Properties exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, based upon recent appraisals, the market value of the property has remained constant. An allowance of $.1 million for the three months ended March 31, 1994, to adjust the carrying value of the Mansfield property, has been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected. Such carrying costs were $.4 million for the twelve months ended March 31, 1994.

     Also included in non-utility property and other investments at March 31, 1994 is an investment of $1.5 million or $.4 million net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions, provided by SEGS management, E'town reduced the carrying value of the investment by $.1 million in order to present the investment at management's estimate of its approximate net realizable value.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management through cash flow analysis.

PART II - OTHER INFORMATION

Items 1 - 5: Nothing to Report.

Item 6(a) - Exhibits

     Exhibits to Part I:

         Exhibit 11 - E'town Corporation and Subsidiaries - Statement
                      Regarding Computation of Per Share Earnings

         Exhibit 12 - Elizabethtown Water Company and Subsidiary -
                      Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

     Exhibits to Part II:

         Exhibit 10 - E'town Corporation - Change in Control Agreement


Item 6(b) - Reports on Form 8-K

     Items Reported: None

     Financial Statements Filed: Elizabethtown Water Company and Subsidiary and related Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 1993.

     Date Filed: February 28, 1994

                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES







                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    May 6, 1994                   E'TOWN CORPORATION



                                         /s/  Andrew M. Chapman

                                         ______________________________________
                                         Andrew M. Chapman
                                         Chief Financial Officer & Treasurer


                                         /s/  Frank Critelli

                                         ______________________________________
                                         Frank Critelli
                                         Controller



                                         ELIZABETHTOWN WATER COMPANY



                                         /s/  Gail P. Brady

                                         ______________________________________
                                         Gail P. Brady
                                         Vice President - Finance and Treasurer


                                         /s/  Dennis W. Doll

                                         ______________________________________
                                         Dennis W. Doll
                                         Controller

                                    EXHIBIT INDEX




Exhibits to Part I:

         Exhibit 11 - E'town Corporation and Subsidiaries - Statement
                      Regarding Computation of Per Share Earnings


         Exhibit 12 - Elizabethtown Water Company and Subsidiary -
                      Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends



Exhibits to Part II:

         Exhibit 10 - E'town Corporation - Change in Control Agreement