Form 10-Q
period 1994-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1994-08-12
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1994
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


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

                                                    Outstanding at
           Class of Common Stock                    June 30, 1994
              E'town Corporation
                 without par value                      6,467,179






                            E'TOWN CORPORATION

                        ELIZABETHTOWN WATER COMPANY

                                   INDEX
                                   _____


 _______________________________________________________________________

 PART I - FINANCIAL INFORMATION                                   PAGE
 ______________________________                                   ____

 Item 1. Financial Statements

       E'TOWN CORPORATION AND SUBSIDIARIES
       ___________________________________

         - Statements of Consolidated Income                        1-3
         - Consolidated Balance Sheets                               4
         - Statements of Consolidated Capitalization                 6
         - Statements of Consolidated Cash Flows                    7-9
         - Statements of Consolidated Shareholders' Equity           10

       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
       __________________________________________

         - Statements of Consolidated Income                      11-13
         - Consolidated Balance Sheets                              14
         - Statements of Consolidated Capitalization                16
         - Statements of Consolidated Cash Flows                  17-19
         - Statements of Consolidated Shareholder's Equity          20

       E'TOWN CORPORATION AND SUBSIDIARIES AND
       _______________________________________
        ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
        __________________________________________

         - Notes to Consolidated Financial Statements               21

 Item 2. Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations              24

 PART II - OTHER INFORMATION
 ___________________________

 Items 1 - 5                                                        31

 Item 6.(a) - Exhibits                                              31
        (b) - Reports on Form 8-K                                   31

 SIGNATURES                                                         32



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Three Months Ended
                                                             June 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $ 25,208,368  $ 24,864,753

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,383,535     9,381,217
  Maintenance                                          1,624,568     1,479,726
  Depreciation                                         1,945,001     1,819,407
  Revenue taxes                                        3,142,600     3,109,492
  Real estate, payroll and other taxes                   703,674       654,098
  Federal income taxes                                 1,602,464     1,803,276

                                                    ____________  ____________
        Total operating expenses                      19,401,842    18,247,216

                                                    ____________  ____________

Operating Income                                       5,806,526     6,617,537

                                                    ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                   180,407       108,953
  Write-down of non-utility property
   and other investments (Note 6)                        (99,025)       (6,991)
  Federal income taxes                                   (63,612)      (48,726)
  Other - net                                            105,710        41,358

                                                    ____________  ____________
        Total other income                               123,480        94,594

                                                    ____________  ____________

Total Operating and Other Income                       5,930,006     6,712,131

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,903,511     3,118,089
  Other interest expense - net                               570        43,270
  Capitalized interest                                  (231,516)     (211,123)
  Amortization of debt discount - net                     89,493        62,801

                                                    ____________  ____________
        Total interest charges                         2,762,058     3,013,037

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                         3,167,948     3,699,094
Preferred Stock Dividends                                203,250       262,500

                                                    ____________  ____________
Net Income                                          $  2,964,698  $  3,436,594

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $        .49  $        .66

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $        .49  $        .64

                                                    ____________  ____________

                                                    ____________  ____________


Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               6,036,383     5,236,597

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,346,978     5,550,729

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $        .51  $        .50

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME



                                                         Six Months Ended
                                                             June 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $ 49,865,757  $ 47,000,408

                                                    ____________  ____________

Operating Expenses:
  Operation                                           20,750,523    18,336,283
  Maintenance                                          3,198,577     2,837,056
  Depreciation                                         3,873,866     3,618,990
  Revenue taxes                                        6,238,997     5,891,036
  Real estate, payroll and other taxes                 1,445,409     1,488,934
  Federal income taxes                                 3,039,320     2,853,536

                                                    ____________  ____________
        Total operating expenses                      38,546,692    35,025,835

                                                    ____________  ____________

Operating Income                                      11,319,065    11,974,573

                                                    ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                   334,281       191,277
  Write-down of non-utility property
   and other investments (Note 6)                       (288,747)      (92,517)
  Federal income taxes                                   (88,107)      (58,560)
  Other - net                                            213,597        73,485

                                                    ____________  ____________
        Total other income                               171,024       113,685

                                                    ____________  ____________

Total Operating and Other Income                      11,490,089    12,088,258

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           5,804,187     6,237,038
  Other interest expense - net                             4,074        81,497
  Capitalized interest                                  (447,175)     (397,384)
  Amortization of debt discount - net                    175,075       125,602

                                                    ____________  ____________
        Total interest charges                         5,536,161     6,046,753

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                         5,953,928     6,041,505
Preferred Stock Dividends                                452,517       525,000

                                                    ____________  ____________
Net Income                                          $  5,501,411  $  5,516,505

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $        .94  $       1.09

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $        .94  $       1.08

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               5,860,810     5,068,321

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,171,613     5,383,235

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       1.02  $       1.00

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Twelve Months Ended
                                                             June 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $102,861,469  $ 92,942,162

                                                    ____________  ____________

Operating Expenses:
  Operation                                           41,695,160    36,396,747
  Maintenance                                          6,077,678     5,884,943
  Depreciation                                         7,540,185     7,019,911
  Revenue taxes                                       12,849,765    11,583,482
  Real estate, payroll and other taxes                 2,662,922     2,638,013
  Federal income taxes                                 7,356,190     5,790,528

                                                    ___________   ____________
        Total operating expenses                      78,181,900    69,313,624

                                                    ___________   ____________

Operating Income                                      24,679,569    23,628,538

                                                    ___________   ____________

Other Income:
  Gain on sale of land                                 1,685,521
  Allowance for equity funds used
   during construction                                   588,343       534,779
  Write-down of non-utility property
   and other investments (Note 6)                       (465,545)     (272,517)
  Federal income taxes                                  (819,867)     (129,212)
  Other - net                                            536,627       117,782

                                                    ____________  ____________
        Total other income                             1,525,079       250,832

                                                    ____________  ____________

Total Operating and Other Income                      26,204,648    23,879,370

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          11,941,373    12,167,640
  Other interest expense - net                            18,425       235,927
  Capitalized interest                                  (855,673)   (1,033,614)
  Amortization of debt discount - net                    308,272       248,683

                                                    ____________  ____________
        Total interest charges                        11,412,397    11,618,636

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                        14,792,251    12,260,734
Preferred Stock Dividends                                977,517     1,050,000

                                                    ____________  ____________
Net Income                                          $ 13,814,734  $ 11,210,734

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $       2.41  $       2.27

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $       2.38  $       2.24

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               5,730,926     4,944,830

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,042,757     5,262,422

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       2.03  $       2.00

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                       June 30,     December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant-At original cost:
 Utility plant in service                           $443,104,071   $438,178,824
 Construction work in progress                        25,861,745     17,242,088

                                                    ____________   ____________
       Total utility plant                           468,965,816    455,420,912
 Less accumulated depreciation and amortization       85,928,506     82,128,023

                                                    ____________   ____________
       Utility plant-net                             383,037,310    373,292,889

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                           13,520,729     13,545,589

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                328        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                               739,542      7,376,472
 Short-term investments (Note 7)                      17,042,622         30,622
 Customer and other accounts receivable
  (less reserve: 1994, $391,649; 1993, $434,000)      12,558,640     12,031,414
 Unbilled revenues                                     8,116,675      7,248,322
 Materials and supplies-at average cost                1,737,564      1,623,702
 Prepaid insurance, taxes, other                       1,725,863      1,603,955

                                                    ____________   ____________
       Total current assets                           41,920,906     29,914,487

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 916,305        962,595
 Abandonments                                            114,073        152,097
 Waste residual management                               456,687        587,589
 Unamortized debt expenses                             8,499,144      8,648,030
 Other unamortized expenses                            2,386,487        598,179
 Postretirement benefit expense                        1,538,138      1,004,556
 Taxes recoverable through future rates               26,643,663     26,643,663

                                                    ____________   ____________
       Total deferred charges                         40,554,497     38,596,709

                                                    ____________   ____________

           Total                                    $479,033,770   $455,731,980

                                                    ____________   ____________

                                                    ____________   ____________










See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                       June 30,     December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $149,708,720   $128,374,207
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                154,311,982    154,406,533

                                                    ____________   ____________
       Total capitalization                          316,020,702    294,780,740

                                                    ____________   ____________



Current Liabilities:
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities                7,496,189      9,645,055
 Customers' deposits                                     281,572        276,497
 Municipal and state taxes accrued                    13,818,072     12,569,445
 Federal income taxes accrued                            858,312        947,274
 Interest accrued                                      3,041,489      3,052,160
 Preferred stock dividends accrued                        63,970         89,178

                                                    ____________   ____________
       Total current liabilities                      25,601,604     26,621,609

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,906,102     45,149,522
 Federal income taxes                                 59,605,408     58,363,510
 State income taxes                                      151,538        151,538
 Unamortized investment tax credits                    8,769,152      8,852,487
 Emergency water projects                                 65,304        127,704
 Accumulated postretirement benefits                   1,555,610      1,015,004

                                                    ____________   ____________
       Total deferred credits                        116,053,114    113,659,765

                                                    ____________   ____________



Contributions in Aid of Construction                  21,358,350     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities (Note 9)

                                                    ____________   ____________
           Total                                    $479,033,770   $455,731,980

                                                    ____________   ____________

                                                    ____________   ____________











See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                      June 30,      December 31,
                                                        1994            1993

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity (Note 3):
   Common stock without par value, authorized,
   15,000,000 shares; issued 1994, 6,489,211
   shares; 1993, 5,661,504 shares                  $110,774,733    $ 87,842,657
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (4,284,094)     (3,357,165)
   Retained earnings                                 42,537,032      43,207,666
   Less cost of treasury stock; 1994 and
    1993, 22,032 shares                                (633,976)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              149,708,720     128,374,207

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

                                                                   ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          12,403,000      12,497,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            165,300         186,300

                                                   ____________    ____________
    Total long-term debt                            155,568,300     155,683,300
    Unamortized discount-net                         (1,256,318)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt-net                        154,311,982     154,406,533

                                                   ____________    ____________

          Total capitalization                     $316,020,702    $294,780,740

                                                   ____________    ____________

                                                   ____________    ____________

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                               June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  2,964,698  $  3,436,594
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,945,001     1,819,407
   Write-down of non-utility property and other
    investments                                            99,025         6,991
   Increase in deferred charges                          (224,075)      (96,923)
   Deferred income taxes and investment tax
    credits - net                                         554,042       635,716
   Capitalized interest and AFUDC                        (411,923)     (320,076)
   Other operating activities-net                         (13,379)      (12,936)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (632,656)     (359,954)
     Unbilled revenues                                   (882,618)   (1,570,304)
     Accounts payable and other liabilities             1,057,521     1,252,261
     Accrued/prepaid interest and taxes                (2,382,200)        4,412
     Other                                                (25,560)      115,091

                                                     ____________  ____________
      Net cash provided by operating activities         2,047,876     4,910,279

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 (Increase) Decrease in funds held by Trustee
  for construction expenditures                               (44)    1,690,582
 Proceeds from issuance of common stock                20,227,828    18,128,314
 Repayment of long-term debt                              (41,500)      (30,500)
 Contributions and advances for construction-net          451,741       372,504
 Net decrease in notes payable - banks                               (8,000,000)
 Dividends paid on common stock                        (3,279,046)   (2,757,358)

                                                     ____________  ____________
       Net cash provided by financing activities       17,358,979     9,403,542

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (8,890,427)   (8,230,266)
 Development costs of land                                (46,956)      (38,926)
 Net increase in short-term investments               (17,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (25,949,383)   (8,269,192)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (6,542,528)    6,044,629
Cash and Cash Equivalents at Beginning of Period        7,282,070     2,085,978

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $    739,542  $  8,130,607

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  2,184,408  $  1,952,678
  Income taxes                                       $  1,630,000  $    400,000
  Preferred stock dividends                          $    148,141  $    262,500

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Six Months Ended
                                                                June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  5,501,411  $  5,516,505
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         3,873,866     3,618,990
   Write-down of non-utility property and other
    investments                                           288,747        92,517
   Increase in deferred charges                        (1,424,206)     (721,737)
   Deferred income taxes and investment tax
    credits - net                                       1,158,563     1,303,502
   Capitalized interest and AFUDC                        (781,456)     (588,661)
   Other operating activities-net                         (29,882)      (10,834)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (527,226)     (594,971)
     Unbilled revenues                                   (868,353)   (1,587,895)
     Accounts payable and other liabilities            (2,168,999)   (2,105,365)
     Accrued/prepaid interest and taxes                 1,027,086     2,525,162
     Other                                               (113,862)       53,613

                                                     ____________  ____________
      Net cash provided by operating activities         5,935,689     7,500,826

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               381,978     2,458,735
 Proceeds from issuance of common stock                22,005,147    19,591,143
 Repayment of long-term debt                             (115,000)     (164,000)
 Contributions and advances for construction-net        1,445,064     1,289,399
 Net decrease in notes payable - banks                               (6,500,000)
 Dividends paid on common stock                        (6,172,045)   (5,201,934)

                                                     ____________  ____________
       Net cash provided by financing activities       17,545,144    11,473,343

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (13,026,665)  (13,180,798)
 Development costs of land                                (79,098)      (71,193)
 Net increase in short-term investments               (17,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (30,117,763)  (13,251,991)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (6,636,930)    5,722,178
Cash and Cash Equivalents at Beginning of Period        7,376,472     2,408,429

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $    739,542  $  8,130,607

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  4,895,110  $  5,333,444
  Income taxes                                       $  2,655,000  $  1,100,000
  Preferred stock dividends                          $    451,475  $    525,000

See Notes to Consolidated Financial Statements.
                                    -8-













                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                                June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 13,814,734  $ 11,210,734
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         7,540,185     7,019,911
   Write-down of non-utility property and other
    investments                                           465,545       272,517
   Gain on sale of land                                (1,685,521)
   Increase in deferred charges                        (3,536,434)     (334,921)
   Deferred income taxes and investment tax
    credits - net                                       3,129,115     3,552,354
   Capitalized interest and AFUDC                      (1,444,016)   (1,568,393)
   Other operating activities-net                        (409,279)        9,499
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (930,772)   (1,028,691)
     Unbilled revenues                                     30,941      (965,602)
     Accounts payable and other liabilities               599,203    (2,429,951)
     Accrued/prepaid interest and taxes                  (214,121)      985,456
     Other                                               (174,345)      (16,020)

                                                     ____________  ____________
      Net cash provided by operating activities        17,185,235    16,706,893

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             6,443,120     9,073,329
 Proceeds from issuance of debentures                  50,000,000    15,000,000
 Proceeds from issuance of common stock                25,058,851    22,379,974
 Repayment of long-term debt                          (50,196,000)     (433,000)
 Contributions and advances for construction-net        2,065,570     2,730,435
 Net decrease in notes payable - banks                              (15,500,000)
 Dividends paid on common stock                       (11,820,472)  (10,020,579)

                                                     ____________  ____________
       Net cash provided by financing activities       21,551,069    23,230,159

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (32,362,622)  (33,714,475)
 Development costs of land                               (202,747)     (294,614)
 Proceeds from sale of land                             3,450,000
 Net increase in short-term investments               (17,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (46,127,369)  (34,009,089)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (7,391,065)    5,927,963
Cash and Cash Equivalents at Beginning of Period        8,130,607     2,202,644

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $    739,542  $  8,130,607

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,858,174  $ 10,846,376
  Income taxes                                       $  7,436,008  $  3,900,774
  Preferred stock dividends                          $    976,475  $  1,050,000
See Notes to Consolidated Financial Statements.
                                    -9-



                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                      Six Months       Year
                                                        Ended         Ended
                                                       June 30,    December 31,
                                                         1994         1993

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $ 87,842,657  $ 64,261,763
   Public sale of common stock (1994,
    690,000 shares; 1993, 575,000 shares)             19,147,500    17,465,625
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1994, 137,707 shares; 1993, 200,878 shares)       3,784,576     6,009,298
   Exercise of stock options (1993, 4,050 shares)                      105,971

                                                    ____________  ____________
  Balance at End of Period                           110,774,733    87,842,657

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (3,357,165)   (2,479,987)
   Expenses incurred for the issuance and
    sale of common stock                                (926,929)     (877,178)

                                                    ____________  ____________
  Balance at End of Period                            (4,284,094)   (3,357,165)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      43,207,666    40,228,199
   Net Income                                          5,501,411    13,829,828
   Dividends on common stock (1994,
    $1.02; 1993 $2.01)                                (6,172,045)  (10,850,361)

                                                    ____________  ____________
  Balance at End of Period                            42,537,032    43,207,666

                                                    ____________  ____________

Treasury Stock:
  Balance at Beginning of Period                        (633,976)     (575,107)
   Cost of shares redeemed to exercise stock
    options (1993, 1,676 shares)                                       (58,869)

                                                    ____________  ____________
  Balance at End of Period                              (633,976)     (633,976)

                                                    ____________  ____________

                                                    ____________  ____________
Total Common Shareholders' Equity                   $149,708,720  $128,374,207

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                          Three Months Ended
                                                                June 30,
                                                          1994          1993

                                                     ____________   ___________
Operating Revenues                                  $ 25,208,368  $ 24,864,753

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,120,280     9,184,696
  Maintenance                                          1,624,568     1,479,726
  Depreciation                                         1,945,001     1,819,407
  Revenue taxes                                        3,142,600     3,109,492
  Real estate, payroll and other taxes                   692,754       642,475
  Federal income taxes                                 1,737,907     1,913,771

                                                    ____________  ____________
        Total operating expenses                      19,263,110    18,149,567

                                                    ____________  ____________

Operating Income                                       5,945,258     6,715,186

                                                    ____________  ____________

Other Income:
Allowance for equity funds used
 during construction                                     180,407       108,953
Federal income taxes                                     (91,007)      (50,063)
Other - net                                               87,261        38,292

                                                    ____________  ____________
        Total other income                               176,661        97,182

                                                    ____________  ____________

Total Operating and Other Income                       6,121,919     6,812,368

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,693,518     2,903,776
  Other interest expense - net                               570        38,068
  Allowance for debt funds used
   during construction                                  (137,104)      (99,854)
  Amortization of debt discount - net                     80,889        54,197

                                                    ____________  ____________
        Total interest charges                         2,637,873     2,896,187

                                                    ____________  ____________

Income Before Preferred Stock Dividends                3,484,046     3,916,181
Preferred Stock Dividends                                203,250       262,500

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $  3,280,796  $  3,653,681

                                                    ____________  ____________

                                                    ____________  ____________











See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                           Six Months Ended
                                                                June 30,
                                                          1994          1993

                                                     ____________   ___________

Operating Revenues                                   $ 49,865,757  $ 47,000,408

                                                     ____________  ____________

Operating Expenses:
  Operation                                            20,334,359    17,967,121
  Maintenance                                           3,198,577     2,837,056
  Depreciation                                          3,873,866     3,618,990
  Revenue taxes                                         6,238,997     5,891,036
  Real estate, payroll and other taxes                  1,423,602     1,324,810
  Federal income taxes                                  3,272,294     3,181,463

                                                     ____________  ____________
        Total operating expenses                       38,341,695    34,820,476

                                                     ____________  ____________

Operating Income                                       11,524,062    12,179,932

                                                     ____________  ____________

Other Income:
Allowance for equity funds used
 during construction                                      334,281       191,277
Federal income taxes                                     (170,214)      (90,077)
Other - net                                               166,348        73,654

                                                     ____________  ____________
        Total other income                                330,415       174,854

                                                     ____________  ____________

Total Operating and Other Income                       11,854,477    12,354,786

                                                     ____________  ____________

Interest Charges:
  Interest on long-term debt                            5,386,891     5,808,412
  Other interest expense - net                              4,074        63,593
  Allowance for debt funds used
   during construction                                   (259,911)     (178,773)
  Amortization of debt discount - net                     157,867       108,394

                                                     ____________  ____________
        Total interest charges                          5,288,921     5,801,626

                                                     ____________  ____________

Income Before Preferred Stock Dividends                 6,565,556     6,553,160
Preferred Stock Dividends                                 452,517       525,000

                                                     ____________  ____________
Earnings Applicable to Common Stock                  $  6,113,039  $  6,028,160

                                                     ____________  ____________

                                                     ____________  ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                          Twelve Months Ended
                                                                June 30,
                                                          1994          1993

                                                    ____________   ___________

Operating Revenues                                  $102,861,469  $ 92,942,162

                                                    ____________  ____________

Operating Expenses:
  Operation                                           40,896,387    35,710,958
  Maintenance                                          6,077,678     5,884,943
  Depreciation                                         7,540,185     7,019,911
  Revenue taxes                                       12,849,765    11,583,482
  Real estate, payroll and other taxes                 2,612,683     2,455,827
  Federal income taxes                                 7,749,601     6,290,086

                                                    ____________  ____________
        Total operating expenses                      77,726,299    68,945,207

                                                    ____________  ____________

Operating Income                                      25,135,170    23,996,955

                                                    ____________  ____________

Other Income:
Gain on sale of land                                     122,400
Allowance for equity funds used
 during construction                                     588,343       534,779
Federal income taxes                                    (338,161)     (230,719)
Other - net                                              262,168       143,804

                                                    ____________  ____________
        Total other income                               634,750       447,864

                                                    ____________  ____________

Total Operating and Other Income                      25,769,920    24,444,819

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          11,105,780    11,309,702
  Other interest expense - net                            18,402       203,590
  Allowance for debt funds used
   during construction                                  (473,033)     (521,249)
  Amortization of debt discount - net                    273,856       214,267

                                                    ____________  ____________
        Total interest charges                        10,925,005    11,206,310

                                                    ____________  ____________

Income Before Preferred Stock Dividends               14,844,915    13,238,509
Preferred Stock Dividends                                977,517     1,050,000

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $ 13,867,398  $ 12,188,509

                                                    ____________  ____________

                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                       June 30,     December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant - At original cost:
 Utility plant in service                           $443,104,071   $438,178,824
 Construction work in progress                        25,861,745     17,242,088

                                                    ____________   ____________
       Total utility plant                           468,965,816    455,420,912
 Less accumulated depreciation and amortization       85,928,506     82,128,023

                                                    ____________   ____________
       Utility plant - net                           383,037,310    373,292,889

                                                    ____________   ____________



Non-utility Property                                      86,482         87,582

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                328        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                               673,803      3,263,456
 Short-term investments (Note 7)                      14,012,000
 Customer and other accounts receivable
  (less reserve: 1994, $391,649; 1993, $434,000)      11,636,047     11,887,985
 Unbilled revenues                                     8,116,675      7,248,322
 Materials and supplies-at average cost                1,737,564      1,623,702
 Prepaid insurance, taxes, other                       1,725,863      1,603,955

                                                    ____________   ____________
       Total current assets                           37,901,952     25,627,420

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 964,644      1,003,145
 Abandonments                                            114,073        152,097
 Waste residual management                               456,687        587,589
 Unamortized debt expenses                             7,893,999      8,025,677
 Other unamortized expenses                            2,386,411        598,179
 Postretirement benefit expense                        1,538,138      1,004,556
 Taxes recoverable through future rates               26,643,663     26,643,663

                                                    ____________   ____________
       Total deferred charges                         39,997,615     38,014,906

                                                    ____________   ____________

           Total                                    $461,023,687   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                       June 30,     December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization:
 Common shareholder's equity                        $147,183,292   $125,764,979
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                141,908,982    141,909,533

                                                    ____________   ____________
       Total capitalization                          301,092,274    279,674,512

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities                7,325,457      9,589,716
 Customers' deposits                                     281,572        276,497
 Municipal and state taxes accrued                    13,818,788     12,569,445
 Federal income taxes accrued                            837,482        704,771
 Interest accrued                                      2,693,836      2,699,483
 Preferred stock dividends accrued                        63,970         89,178

                                                    ____________   ____________
       Total current liabilities                      25,063,105     25,971,090

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,906,102     45,149,522
 Federal income taxes                                 57,231,262     55,955,366
 Unamortized investment tax credits                    8,769,152      8,852,487
 Emergency water projects                                 65,304        127,704
 Accumulated postretirement benefits                   1,538,138      1,004,556

                                                    ____________   ____________
       Total deferred credits                        113,509,958    111,089,635

                                                    ____________   ____________



Contributions in Aid of Construction                  21,358,350     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities (Note 9)

                                                    ____________   ____________
           Total                                    $461,023,687   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                      June 30,      December 31,
                                                        1994            1993

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1993 and 1992,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                    84,999,913      63,522,594
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  46,927,479      46,986,485

                                                   ____________    ____________
    Total common shareholder's equity               147,183,292     125,764,979

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

                                                                   ____________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            165,300         186,300

                                                   ____________    ____________
    Total long-term debt                            143,165,300     143,186,300
    Unamortized discount - net                       (1,256,318)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt - net                      141,908,982     141,909,533

                                                   ____________    ____________

          Total capitalization                     $301,092,274    $279,674,512

                                                   ____________    ____________

                                                   ____________    ____________









See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                                June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  3,484,046  $  3,916,181
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,945,001     1,819,407
   Increase in deferred charges                          (237,562)     (103,444)
   Deferred income taxes and investment tax
    credits - net                                         555,421       635,716
   Allowance for debt and equity funds used
    during construction (AFUDC)                          (317,511)     (208,807)
   Other operating activities-net                         (19,861)      (12,935)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (490,028)     (406,495)
     Unbilled revenues                                   (882,618)   (1,570,304)
     Accounts payable and other liabilities               822,932     1,223,059
     Accrued/prepaid interest and taxes                (2,529,845)     (283,271)
     Other                                                (25,560)      115,091

                                                     ____________  ____________
      Net cash provided by operating activities         2,304,415     5,124,198

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   (44)    1,690,582
 Capital contributed by parent company                 21,477,319    12,462,830
 Repayment of long-term debt                              (10,500)      (10,500)
 Contributions and advances for construction-net          451,741       372,504
 Net increase in notes payable - banks                               (7,000,000)
 Dividends paid on common and preferred stock          (3,428,229)   (3,019,858)

                                                     ____________  ____________
       Net cash provided by financing activities       18,490,287     4,495,558

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (8,890,427)   (8,230,266)
 Increase in short-term investments                   (14,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (22,902,427)   (8,230,266)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (2,107,725)    1,389,490
Cash and Cash Equivalents at Beginning of Period        2,781,528     1,183,993

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $    673,803  $  2,573,483

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  2,420,207  $  2,105,943
  Income taxes                                       $  1,630,000  $    400,000
  Preferred stock dividends                          $    148,141  $    262,500







See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Six Months Ended
                                                                June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  6,565,556  $  6,553,160
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         3,873,866     3,618,990
   Gain on sale of land
   Increase in deferred charges                        (1,449,127)     (738,764)
   Deferred income taxes and investment tax
    credits - net                                       1,192,561     1,225,704
   Allowance for debt and equity funds used
    during construction (AFUDC)                          (594,192)     (370,050)
   Other operating activities-net                         (38,281)      (25,220)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable               251,938        39,432
     Unbilled revenues                                   (868,353)   (1,587,895)
     Accounts payable and other liabilities            (2,284,392)   (2,108,779)
     Accrued/prepaid interest and taxes                 1,254,499     1,821,309
     Other                                               (113,862)       53,613

                                                     ____________  ____________
      Net cash provided by operating activities         7,790,213     8,481,500

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               381,978     2,458,735
 Capital contributed by parent company                 21,477,319    12,462,830
 Repayment of long-term debt                              (21,000)      (21,000)
 Contributions and advances for construction-net        1,445,064     1,289,399
 Net decrease in notes payable - banks                               (5,500,000)
 Dividends paid on common and preferred stock          (6,624,562)   (5,726,934)

                                                     ____________  ____________
       Net cash provided by financing activities       16,658,799     4,963,030

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (13,026,665)  (13,180,798)
 Increase in short-term investments                   (14,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (27,038,665)  (13,180,798)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (2,589,653)      263,732
Cash and Cash Equivalents at Beginning of Period        3,263,456     2,309,751

                                                     ____________  ____________

Cash and Cash Equivalents at End of Period           $    673,803  $  2,573,483

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  4,802,172  $  5,150,494
  Income taxes                                       $  2,655,000  $  1,100,000
  Preferred stock dividends                          $    451,475  $    525,000

See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                                June 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 14,844,915  $ 13,238,509
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         7,540,185     7,019,911
   Gain on sale of land                                  (122,400)
   Increase in deferred charges                        (3,589,334)     (369,234)
   Deferred income taxes and investment tax
    credits - net                                       3,299,415     2,774,499
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,061,376)   (1,056,028)
   Other operating activities-net                        (462,853)     (184,887)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (627,979)     (872,716)
     Unbilled revenues                                     30,941      (965,602)
     Accounts payable and other liabilities               493,465    (2,460,715)
     Accrued/prepaid interest and taxes                  (334,069)      879,690
     Other                                               (174,345)      (16,020)

                                                     ____________  ____________
      Net cash provided by operating activities        19,836,565    17,987,407

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             6,443,120     9,073,329
 Capital contributed by parent company                 28,823,786    16,102,163
 Proceeds from issuance of debentures                  50,000,000    15,000,000
 Repayment of long-term debt                          (50,042,000)      (42,000)
 Contributions and advances for construction-net        2,065,570     2,730,435
 Net decrease in notes payable - banks                              (15,500,000)
 Dividends paid on common and preferred stock         (12,797,989)  (11,070,578)

                                                     ____________  ____________
       Net cash provided by financing activities       24,492,487    16,293,349

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (32,346,132)  (33,714,475)
 Selling costs of land                                     (1,600)
 Proceeds from sale of land                               131,000
 Increase in short-term investments                   (14,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (46,228,732)  (33,714,475)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (1,899,680)      566,281
Cash and Cash Equivalents at Beginning of Period        2,573,483     2,007,202

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $    673,803  $  2,573,483

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,489,025  $ 10,504,196
  Income taxes                                       $  7,436,008  $  3,900,774
  Preferred stock dividends                          $    976,475  $  1,050,000

See Notes to Consolidated Financial Statements.
                                    -19-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                    Six Months       Year
                                                      Ended         Ended
                                                     June 30,    December 31,
                                                       1994         1993

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    63,522,594    43,713,297
   Capital contributed by parent company            21,477,319    19,809,297

                                                  ____________  ____________
  Balance at End of Period                          84,999,913    63,522,594

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    46,986,485    44,054,327
   Income Before Preferred Stock
    Dividends                                        6,565,556    14,832,519
   Dividends on Common Stock                        (6,172,045)  (10,850,361)
   Preferred Stock Dividends                          (452,517)   (1,050,000)

                                                  ____________  ____________
  Balance at End of Period                          46,927,479    46,986,485

                                                  ____________  ____________

Total Common Shareholder's Equity                 $147,183,292  $125,764,979

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.















                                     -20-
                  E'TOWN CORPORATION AND SUBSIDIARIES
              ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc.,
     (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The notes accompanying the 1993 Annual Report to Shareholders and the 1993 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   CAPITALIZATION
     Common Stock
     On May 24, 1994, E'town issued 690,000 shares of common stock for net proceeds of $18,220,571. The net proceeds were used to fund an equity contribution to Elizabethtown of $16,000,000. Elizabethtown has invested this equity contribution on a temporary basis until needed for forthcoming construction expenditures (see Note 7). The balance of the proceeds is being used to fund working capital requirements of the Corporation.

     During the six months ended June 30, 1994, 137,707 shares
     ($3,784,576) of common stock were issued under E'town's Dividend Reinvestment and Stock Purchase Plan.

     Cumulative Preferred Stock-Redeemable
     On March 16, 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.37%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds.

4.   LINES OF CREDIT
     Elizabethtown has executed a committed revolving credit agreement with an agent bank and five additional participating banks to replace its existing uncommitted lines of credit. The agreement provides up to $60,000,000 in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's capital needs, which are estimated to be $196,500,000 through 1996.

                                 -21-
     The agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 for the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

5.   EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents assuming all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and the common stock equivalents referred to above. Reference is made to Exhibit 11 for the computations of earnings per share.

6.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in non-utility property and other investments at June 30, 1994 is an investment of $1,456,473 or $444,271 net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions provided by SEGS management, E'town reduced the carrying value of the investment by $100,000 in order to present the investment at management's estimate of its approximate net realizable value.

     Carrying charges on the Mansfield property held by Properties continue to be capitalized as the property is not yet ready for its intended use. However, the estimated net realizable value of the property remains unchanged. Consequently, adjustments of $99,025, $188,747 and $365,545 to reduce the carrying value of the Mansfield property to its estimated net realizable value have been reflected in the Statements of Consolidated Income for the three, six and twelve months ended June 30, 1994, respectively, and Consolidated Balance Sheets of E'town as of June 30, 1994.

7.   SHORT-TERM INVESTMENTS
     E'town and Elizabethtown have invested funds, representing a substantial portion of the proceeds of the common stock sale in May, with a Trustee on a short-term basis. All investments are in repurchase agreements which are collateralized by U.S. Government Securities and which mature on various dates ending September 1994. The investments have been timed to mature in conjunction with anticipated expenditures for Elizabethtown's capital program, the predominant portion of which is the Canal Road Water Treatment Plant, and for E'town's working capital requirements.

8.   REGULATORY MATTERS
     On August 5, 1994, Elizabethtown filed with the New Jersey Board of Public Utilities (BPU) for an $11,783,690 or 11.9% rate increase to recover financing costs associated with additional investments in

                                 -22-
     utility plant in addition to increased costs of power, labor and employee benefits. A decision by the BPU is expected in early 1995.

     On June 23, 1994, the BPU approved a Stipulation for a Purchased Water Adjustment Clause, a procedure established by BPU Rules, which allows Elizabethtown to recover in rates the increase in the cost of water purchased from the New Jersey Water Supply Authority (NJWSA) without a complete rate case. The Stipulation resulted in an increase in rates, effective July 1, 1994, of $334,611. The NJWSA, effective July 1, 1994, increased charges for water from $220.47 to $229.50 per million gallons.

9.   COMMITMENTS AND CONTINGENT LIABILITIES
     Canal Road Water Treatment Plant
     On April 28, 1994, Elizabethtown executed a lump-sum contract for the construction of the Canal Road Water Treatment Plant. The project is currently estimated to cost $100,000,000, excluding an Allowance for Funds Used During Construction. Construction of the project has commenced and is expected to be completed in 1996.

     Legal Matters
     A developer has asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install new water mains necessary to provide water service to a new development and obtain permits for the construction of a related required storage tank in a timely manner. The developer has further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly preventing the developer from selling his lots at more favorable prices. The developer has recently alleged that his economic losses from the decline in real estate values were $4,000,000. The Company has engaged an expert witness to evaluate the underlying facts and testimony presented by the developer's real estate witness. The case is expected to go to trial in the fall of 1994.

     The Company believes that its actions were reasonable under the circumstances and is vigorously contesting the developer's claims. The litigation process is inherently uncertain and accordingly, based upon the information currently available, management cannot predict the ultimate outcome of this matter at this time.












                                 -23-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at June 30, 1994, and the results of operations for the three, six and twelve months ended June 30, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program

    Consolidated capital expenditures, primarily for water utility plant, were $13.1 million for the first six months of 1994. Capital expenditures for the three-year period ending December 31, 1996, are estimated to be $196.9 million, of which $196.5 million is for Elizabethtown and Mount Holly's utility plant and $.4 million is for real estate-related expenditures.

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

     Elizabethtown and Mount Holly's estimated capital expenditures through 1996 include $100.0 million, excluding an Allowance for Funds Used During Construction (AFUDC), for construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant is scheduled to be completed in 1996. The Plant, which will have an initial rated production capacity of 40 million gallons per day and can be expanded to 200 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination.

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by the principal participants in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12 month historical period drops below 2.0 times. The

                                 -24-
surcharge would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times, but in no event prior to January 1, 1995. Also, the surcharge would remain in effect for 12 months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on Elizabethtown's common stockholder's equity is currently 11.5%.

On April 28, 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The current estimated cost of the plant is approximately $100 million, excluding AFUDC. Elizabethtown has notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant has increased. Construction of the project has commenced and is expected to be completed in 1996.

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

    On May 24, 1994, E'town issued 690,000 shares of common stock for net proceeds of $18.2 million. The net proceeds were used to fund an equity contribution to Elizabethtown of $16.0 million. Elizabethtown has invested this equity contribution on a temporary basis until needed for forthcoming construction expenditures. The balance of the proceeds is being used to fund working capital requirements of the Corporation.

    On March 16, 1994 Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12.0 million at an effective rate of 7.37%. The proceeds were used to redeem $12.0 million of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1.0 million was paid from general Company funds.



                                 -25-
    Elizabethtown has executed a committed revolving credit agreement with an agent bank and five additional participating banks to replace its existing uncommitted lines of credit. The agreement provides up to $60 million in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's capital needs, which are estimated to be $196.5 million through 1996. The agreement allows Elizabethtown to borrow, repay and reborrow up to $60 million for the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan.
The agreement will further provide that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

    During the six months ended June 30, 1994, 137,707 shares
($3,784,576) of common stock were issued under E'town's Dividend
Revinvestment and Stock Purchase Plan.

RESULTS OF OPERATIONS

Net Income for the three and six months ended June 30, 1994 decreased from the comparable 1993 amounts due to increases in various operation and maintenance expenses which were partially offset by increased revenues from higher consumption and the effect of the March 1993 rate increase.

Net income and earnings per share for the twelve months ended
June 30, 1994 exceeded the results for the comparable 1993 period because of higher levels of outdoor water use due to abnormally hot and dry summer weather in 1993, an after-tax gain from a sale of land in August 1993 of $1.1 million and the effect of the rate increase effective March 1993. The percentage increase in earnings per share for the twelve months ended June 30, 1994 was less than the percentage increase in net income because of the additional common shares issued during this period. Accordingly, management does not regard these results of operations for the twelve months ended June 30, 1994 to be indicative of performance for the fiscal year 1994.

Operating Revenues increased $.3 million or 1.4%, $2.9 million or 6.1% and $9.9 million or 10.7% for the three, six and twelve month periods ended June 30, 1994, respectively, over the same periods in 1993. Of the increases for the six and twelve month periods ended June 30, 1994, $1.0 million and $3.7 million, respectively, relate to the rate increase effective March 1993. The remainder of the increases for these periods is due to increased sales. The increase for the three and six months ended June 30, 1994 is the result of increased sales to wholesale and large industrial customers.

The increase in sales for the twelve month period ended June 30, 1994 is attributable to abnormally hot, dry summer weather in the third fiscal quarter of 1993.

                                 -26-
Operation Expenses rose by 1.0 million or 10.7%, $2.4 million or 13.2% and $5.3 million or 14.6% for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable amounts in 1993. These increases in operating expenses are due to higher quantities of power and raw water purchased to meet the higher customer demand for water and the unit costs of power and purchased water. Additionally, the cost of labor, benefits and other miscellaneous items increased.

Maintenance Expenses increased $.1 million or 9.8%, $.4 million or 12.7% and $.2 million or 3.3% for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable amounts in 1993. These increases in maintenance expenses are due to fluctuations in routine maintenance at various operating facilities. In addition, higher than normal expenses were incurred due to adverse weather conditions during the winter months of the first quarter of 1994.

Depreciation Expense increased $.1 million or 6.9%, $.3 million or 7.0% and $.5 million or 7.4% for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable 1993 amounts. This was the result of additional depreciable plant placed in service during these periods.

Revenue Taxes increased less than $.1 million or 1.1%, $.3 million or 5.9% and $1.3 million or 10.9% for the three, six and twelve month periods ended June 30, 1994, respectively, over the same periods in 1993 due to higher taxes on the higher revenues explained above.

Real Estate, Payroll and Other Taxes increased by less than $.1 million for the three and twelve month periods ended June 30, 1994 over the comparable amounts in 1993 and decreased by less than $.1 million for the six months ended June 30, 1994.

Federal Income Taxes decreased $.2 million or 11.1% and increased $.2 million or 6.5% and $1.6 million or 27.0% for the three, six and twelve month periods ended June 30, 1994, respectively, from and above the comparable 1993 amounts due to the changes in taxable income discussed previously.

Other Income increased less than $.1 million for the three and six month periods ended June 30, 1994 over the comparable 1993 amounts. Other income increased $1.3 million for the twelve months ended June 30, 1994 over the comparable 1993 amount. These net increases are comprised of several items. Included in the net increase in other income for the twelve months ended June 30, 1994 is a gain on the sale of real estate in August 1993 of $1.7 million or $1.1 million net of federal income taxes. Other income decreased by $.1 million,


                                 -27-
$.2 million and $.2 million for the three, six and twelve month periods due to the effect of adjusting the carrying values of certain investments downward to their estimated net realizable values (see "Economic Outlook-Properties"). In addition, minor fluctuations in the equity component of the Allowance for Funds Used During Construction resulted from variances in the timing of construction expenditures. Other fluctuations resulted from various miscellaneous items, and the federal income taxes associated with all of the above.

Total Interest Charges decreased $.3 million or 8.3%, $.5 million or 8.4% and $.2 million or 1.8% during the three, six and twelve month periods ended June 30, 1994, respectively, relative to the comparable 1993 amounts. These changes were due primarily to savings from refinancing of long-term debt in 1993 offset by an increase in interest expense for long-term debt issued in September 1992.

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

    Because Elizabethtown expects its rate base to grow more quickly than pumpage over the next several years, Elizabethtown filed for a rate increase in 1994 (see below), and will file regularly thereafter, so that it may have the opportunity to realize satisfactory returns on equity. Adequate equity returns will be necessary for Elizabethtown to continue to attract external capital to finance improvements necessary to maintain safe and adequate service. Future earnings of the Company will be primarily affected by weather and customer usage, the magnitude and timing of capital expenditures, the rate of growth of revenues and expenses, and the adequacy and timeliness of regulatory relief.

    Rate increases of approximately 35% in excess of current rates will be required by Elizabethtown during the period 1994-1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993

                                 -28-
Plant Stipulation, Elizabethtown expects the BPU to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

    On August 5, 1994, Elizabethtown filed with the BPU for an
$11.8 million or 11.9% rate increase to recover financing costs associated with additional investments in utility plant in addition to increased costs of power, labor and employee benefits. A decision by the BPU is expected in early 1995.

     On June 23, 1994 the BPU approved a stipulation for a Purchased Water Adjustment Clause, a procedure established by BPU Rules, which allows Elizabethtown to recover in rates the increase in the cost of water purchased from the New Jersey Water Supply Authority (NJWSA) without a complete rate case. The Stipulation resulted in an increase in rates effective July 1, 1994, of $334,611. The NJWSA, effective July 1, 1994, increased charges for water from $220.47 to $229.50 per million gallons.

Properties

     Included in non-utility property and other investments at March 31, 1994 in the Consolidated Balance Sheets of E'town Corporation is $11.9 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to, and during 1993, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1994, after the adjustments to the Mansfield property discussed below.

    Properties continues to seek permits and more favorable zoning treatment for its Mansfield property and, therefore, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property held by Properties exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, the estimated net realizable value of the property remains unchanged. An allowance of $.1 million, $.2 million and $.4 million for the three, six and twelve months ended June 30, 1994, to adjust the carrying value of the Mansfield property, has been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected.

    Also included in non-utility property and other investments at June 30, 1994 is an investment of $1.5 million or $.4 million net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions, provided by SEGS management, E'town reduced the carrying value of the investment by $.1 million in order to present the investment at management's estimate of its approximate net realizable value.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management through cash flow analysis.

PART II - OTHER INFORMATION

Item 1:

     Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 for a description of certain legal proceedings in which the Corporation is currently engaged.

   Legal Proceedings
     A developer has asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install new water mains necessary to provide water service to a new development and obtain permits for the construction of a related required storage tank in a timely manner. The developer has further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly preventing the developer from selling his lots at more favorable prices. The developer has recently alleged that his economic losses from the decline in real estate values were $4,000,000. The Company has engaged an expert witness to evaluate the underlying facts and testimony presented by the developer's real estate witness. The case is expected to go to trial in the fall of 1994.

     The Company believes that its actions were reasonable under the circumstances and is vigorously contesting the developer's claims. The litigation process is inherently uncertain and accordingly, based upon the information currently available, management cannot predict the ultimate outcome of this matter at this time.

Items 2 - 5: Nothing to Report.

Item 6(a) - Exhibits

     Exhibits to Part I:

         Exhibit 11 - E'town Corporation and Subsidiaries - Statement
                      Regarding Computation of Per Share Earnings

         Exhibit 12 - Elizabethtown Water Company and Subsidiary -
                      Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Item 6(b) - Reports on Form 8-K

     Items Reported: None

                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES

                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    August 12, 1994               E'TOWN CORPORATION



                                         /s/ Frank Critelli

                                         ______________________________________
                                         Frank Critelli
                                         Controller


                                         /s/ Walter M. Braswell

                                         ______________________________________
                                         Walter M. Braswell
                                         Secretary



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