Form 10-Q
period 1995-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1995-08-14
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


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

                                                    Outstanding at
           Class of Common Stock                    June 30, 1995
              E'town Corporation
                 without par value                      7,382,417

              Elizabethtown Water Company
                 without par value *                    1,974,902

              * All shares are owned by E'town Corporation



                           E'TOWN CORPORATION

                       ELIZABETHTOWN WATER COMPANY

                                  INDEX

                                  _____


_______________________________________________________________________

PART I - FINANCIAL INFORMATION                                   PAGE

______________________________                                   ____

Item 1. Financial Statements

      E'TOWN CORPORATION AND SUBSIDIARIES

      ___________________________________

        - Statements of Consolidated Income                        1-3
        - Consolidated Balance Sheets                               4
        - Statements of Consolidated Capitalization                 6
        - Statements of Consolidated Shareholders' Equity           7
        - Statements of Consolidated Cash Flows                   8-10

      ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

      __________________________________________

        - Statements of Consolidated Income                      11-13
        - Consolidated Balance Sheets                              14
        - Statements of Consolidated Capitalization                16
        - Statements of Consolidated Shareholder's Equity          17
        - Statements of Consolidated Cash Flows                  18-20

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               21

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              27

PART II - OTHER INFORMATION

___________________________

Items 1 Legal Proceedings                                          36







Items 2 - 5                                                        36

Item 6.(a) - Exhibits                                              36
       (b) - Reports on Form 8-K                                   36

SIGNATURES                                                         37
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                      Three Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 27,101,389  $ 25,208,368

                                                  ____________  ____________

Operating Expenses:
  Operation                                         11,013,286    10,383,535
  Maintenance                                        1,541,311     1,624,568
  Depreciation                                       2,131,374     1,945,001
  Revenue taxes                                      3,409,129     3,142,600
  Real estate, payroll and other taxes                 699,649       703,674
  Federal income taxes                               1,848,758     1,602,464

                                                  ____________  ____________
        Total operating expenses                    20,643,507    19,401,842

                                                  ____________  ____________

Operating Income                                     6,457,882     5,806,526

                                                  ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                 750,644       180,407
  Write-down of non-utility property
   and other investments (Note 6)                     (111,367)      (99,025)
  Federal income taxes                                (286,889)      (63,612)
  Other - net                                          180,406       105,710

                                                  ____________  ____________
        Total other income                             532,794       123,480

                                                  ____________  ____________

Total Operating and Other Income                     6,990,676     5,930,006

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         2,898,844     2,903,511
  Other interest expense - net                         363,439           570
  Capitalized interest                                (739,512)     (231,516)
  Amortization of debt discount - net                   89,493        89,493

                                                  ____________  ____________
        Total interest charges                       2,612,264     2,762,058

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                       4,378,412     3,167,948
Preferred Stock Dividends                              203,250       203,250

                                                  ____________  ____________
Net Income                                        $  4,175,162  $  2,964,698

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $        .61  $        .49

                                                  ____________  ____________

                                                  ____________  ____________






 Fully Diluted                                    $        .61  $        .49

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             6,800,416     6,036,383

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,100,042     6,346,978

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $        .51  $        .51

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.
                                      -1-




                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME



                                                       Six Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 52,275,784  $ 49,865,757

                                                  ____________  ____________

Operating Expenses:
  Operation                                         21,436,994    20,750,523
  Maintenance                                        2,906,990     3,198,577
  Depreciation                                       4,258,631     3,873,866
  Revenue taxes                                      6,532,388     6,238,997
  Real estate, payroll and other taxes               1,424,817     1,445,409
  Federal income taxes                               3,413,022     3,039,320

                                                  ____________  ____________
        Total operating expenses                    39,972,842    38,546,692

                                                  ____________  ____________

Operating Income                                    12,302,942    11,319,065

                                                  ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                               1,368,965       334,281
  Write-down of non-utility property
   and other investments (Note 6)                     (218,193)     (288,747)
  Federal income taxes                                (498,638)      (88,107)
  Other - net                                          273,908       213,597

                                                  ____________  ____________
        Total other income                             926,042       171,024

                                                  ____________  ____________

Total Operating and Other Income                    13,228,984    11,490,089

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         5,794,826     5,804,187
  Other interest expense - net                         952,314         4,074
  Capitalized interest                              (1,293,482)     (447,175)
  Amortization of debt discount - net                  178,986       175,075







                                                  ____________  ____________
        Total interest charges                       5,632,644     5,536,161

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                       7,596,340     5,953,928
Preferred Stock Dividends                              406,500       452,517

                                                  ____________  ____________
Net Income                                        $  7,189,840  $  5,501,411

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $       1.07  $        .94

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $       1.06  $        .94

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             6,718,601     5,860,810

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,019,547     6,171,613

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $       1.02  $       1.02

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                      Twelve Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $104,442,532  $102,861,469

                                                  ____________  ____________

Operating Expenses:
  Operation                                         42,060,313    41,695,160
  Maintenance                                        6,332,185     6,077,678
  Depreciation                                       8,244,945     7,540,185
  Revenue taxes                                     13,041,552    12,849,765
  Real estate, payroll and other taxes               2,766,154     2,662,922
  Federal income taxes                               7,142,589     7,356,190

                                                  ____________  ____________
        Total operating expenses                    79,587,738    78,181,900







                                                  ____________  ____________

Operating Income                                    24,854,794    24,679,569

                                                  ____________  ____________

Other Income:
  Litigation settlement                               (932,203)
  Gain on sale of land                                             1,685,521
  Allowance for equity funds used
   during construction                               2,212,817       588,343
  Write-down of non-utility property
   and other investments (Note 6)                     (411,200)     (465,545)
  Federal income taxes                                (549,501)     (819,867)
  Other - net                                          693,189       536,627

                                                  ____________  ____________
        Total other income                           1,013,102     1,525,079

                                                  ____________  ____________

Total Operating and Other Income                    25,867,896    26,204,648

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                        11,601,416    11,941,373
  Other interest expense - net                       1,418,278        18,425
  Capitalized interest                              (2,093,973)     (855,673)
  Amortization of debt discount - net                  357,973       308,272

                                                  ____________  ____________
        Total interest charges                      11,283,694    11,412,397

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                      14,584,202    14,792,251
Preferred Stock Dividends                              808,030       977,517

                                                  ____________  ____________
Net Income                                        $ 13,776,172  $ 13,814,734

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $       2.08  $       2.41

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $       2.06  $       2.38

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             6,635,780     5,730,926

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       6,939,835     6,042,757

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $       2.04  $       2.03

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                       June 30,     December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant-At Original Cost:
 Utility plant in service                           $471,820,666   $469,172,575
 Construction work in progress                        85,458,275     55,739,951

                                                    ____________   ____________
       Total utility plant                           557,278,941    524,912,526
 Less accumulated depreciation and amortization       91,603,640     87,456,550

                                                    ____________   ____________
       Utility plant-net                             465,675,301    437,455,976

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                           13,466,741     13,468,879

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             2,492,368      4,254,708
 Short-term investments                                   30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1995, $461,713; 1994, $463,000)      13,195,382     12,346,871
 Unbilled revenues                                     8,333,530      7,161,483
 Materials and supplies-at average cost                1,596,722      1,724,969
 Prepaid insurance, taxes, other                       1,834,006      1,410,401
 Prepaid federal income taxes                                           711,860

                                                    ____________   ____________
       Total current assets                           27,482,630     27,640,914

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 823,754        871,181
 Waste residual management                               514,033        325,785
 Unamortized debt and preferred stock expenses         9,279,174      9,490,208
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,383,040      2,077,051
 Purchased water under recovery-net                       46,530        314,128
 Other unamortized expenses                            2,194,546        997,286

                                                    ____________   ____________
       Total deferred charges                         41,580,134     40,414,696

                                                    ____________   ____________

           Total                                    $548,204,806   $518,980,465

                                                    ____________   ____________

                                                    ____________   ____________


See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                       June 30,     December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $172,981,486   $152,970,602
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                153,878,879    154,073,430

                                                    ____________   ____________
       Total capitalization                          338,860,365    319,044,032

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                34,000,000     23,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities               10,108,749     18,249,580
 Customers' deposits                                     306,366        278,895
 Municipal and state taxes accrued                    14,363,203     12,831,524
 Federal income taxes accrued                            913,620
 Interest accrued                                      3,248,376      3,173,468
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      63,041,314     57,634,467

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,997,142     45,554,476
 Federal income taxes                                 63,427,369     62,115,801
 State income taxes                                      162,008        162,008
 Unamortized investment tax credits                    8,567,202      8,650,537
 Accumulated postretirement benefits                   2,634,303      2,100,628
 Minority interest in joint venture                       33,769

                                                    ____________   ____________
       Total deferred credits                        120,821,793    118,583,450

                                                    ____________   ____________



Contributions in Aid of Construction                  25,481,334     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)

           Total                                    $548,204,806   $518,980,465

                                                    ____________   ____________









                                                    ____________   ____________



See Notes to Consolidated Financial Statements.


                                         -5-
                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                      June 30,      December 31,
                                                        1995            1994

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity:
   Common stock without par value, authorized,
   15,000,000 shares; issued 1995, 7,404,449
   shares; 1994, 6,624,663 shares                  $134,863,323    $114,136,195
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (5,061,572)     (4,286,194)
   Retained earnings                                 42,498,686      42,439,552
   Less cost of treasury stock; 1995 and
    1994, 22,032 shares                                (633,976)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              172,981,486     152,970,602

                                                   ____________    ____________

 Elizabethtown Water Company:
  Cumulative Preferred Stock:
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued and
    outstanding, 120,000 shares                      12,000,000      12,000,000

                                                   ____________    ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          11,971,000      12,165,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            123,300         144,300

                                                   ____________    ____________
    Total long-term debt                            155,094,300     155,309,300
    Unamortized discount-net                         (1,215,421)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt-net                      153,878,879     154,073,430

                                                   ____________    ____________









          Total capitalization                     $338,860,365    $319,044,032

                                                   ____________    ____________

                                                   ____________    ____________

See Notes to Consolidated Financial Statements.



                                       -6-
                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                      Six Months       Year
                                                        Ended         Ended
                                                       June 30,    December 31,
                                                         1995         1994

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $114,136,195  $ 87,842,657
   Public sale of common stock (1995,
    660,000 shares; 1994, 690,000 shares)             17,737,500    19,147,500
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1995, 116,036 shares; 1994, 273,159 shares)       2,893,366     7,146,038
   Exercise of stock options                              96,262

                                                    ____________  ____________
  Balance at End of Period                           134,863,323   114,136,195

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (4,286,194)   (3,357,165)
   Expenses incurred for the issuance and
    sale of common stock                                (775,378)     (929,029)

                                                    ____________  ____________
  Balance at End of Period                            (5,061,572)   (4,286,194)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      42,439,562    43,207,666
   Net Income                                          7,189,840    12,087,743
   Dividends on common stock (1995,
    $1.02; 1994 $2.04)                                (7,130,716)  (12,855,857)

                                                    ____________  ____________
  Balance at End of Period                            42,498,686    42,439,552

                                                    ____________  ____________

Treasury Stock:                                         (633,976)     (633,976)

                                                    ____________  ____________


Total Common Shareholders' Equity                   $172,981,486  $152,970,602

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.





                                     -7-
                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  4,175,162  $  2,964,698
 Adjustments to reconcile net income to net cash provided by operating activities:






   Depreciation                                         2,131,374     1,945,001
   Write-down of non-utility property and other
    investments                                           111,367        99,025
   Increase in deferred charges                          (211,566)     (224,075)
   Deferred income taxes and investment tax
    credits - net                                         593,728       554,042
   Capitalized interest and AFUDC                      (1,490,156)     (411,923)
   Other operating activities-net                         129,923       (13,379)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (176,870)     (632,656)
     Unbilled revenues                                   (984,514)     (882,618)
     Accounts payable and other liabilities            (1,363,055)    1,057,521
     Accrued/prepaid interest and taxes                (2,584,051)   (2,382,200)
     Other                                                 99,385       (25,560)

                                                     ____________  ____________
      Net cash provided by operating activities           430,727     2,047,876

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                 (44)
 Proceeds from issuance of common stock                18,588,538    20,227,828
 Repayment of long-term debt                              (32,500)      (41,500)
 Contributions and advances for construction-net        1,592,336       451,741
 Net increase in notes payable - banks                 (1,000,000)
 Dividends paid on common stock                        (3,749,496)   (3,279,046)

                                                     ____________  ____________
     Net cash provided by financing activities         15,398,878    17,358,979

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (18,514,035)   (8,890,427)
 Development costs of land                                (37,176)      (46,956)
 Net increase in short-term investments                             (17,012,000)

                                                     ____________  ____________
     Cash used for investing activities               (18,551,211)  (25,949,383)

                                                     ____________  ____________
Net Decrease in Cash and Cash Equivalents              (2,721,606)   (6,542,528)
Cash and Cash Equivalents at Beginning of Period        5,213,974     7,282,070

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,492,368  $    739,542

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,113,946  $  2,184,408
  Income taxes                                       $  1,055,000  $  1,630,000
  Preferred stock dividends                          $    177,000  $    148,141
See Notes to Consolidated Financial Statements.
                                    -8-
















                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  7,189,840  $  5,501,411
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         4,258,631     3,873,866
   Write-down of non-utility property and other
    investments                                           218,193       288,747






   Increase in deferred charges                          (859,449)   (1,424,206)
   Deferred income taxes and investment tax
    credits - net                                       1,228,233     1,158,563
   Capitalized interest and AFUDC                      (2,662,447)     (781,456)
   Other operating activities-net                         284,514       (29,882)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (848,511)     (527,226)
     Unbilled revenues                                 (1,172,047)     (868,353)
     Accounts payable and other liabilities            (8,113,360)   (2,168,999)
     Accrued/prepaid interest and taxes                 2,808,462     1,027,086
     Other                                                128,248      (113,862)

                                                     ____________  ____________
      Net cash provided by operating activities         2,460,307     5,935,689

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             381,978
 Proceeds from issuance of common stock                19,951,750    22,005,147
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Repayment of long-term debt                             (215,000)     (115,000)
 Contributions and advances for construction-net        2,205,484     1,445,064
 Net increase in notes payable - banks                 11,000,000
 Dividends paid on common stock                        (7,130,716)   (6,172,045)

                                                     ____________  ____________
       Net cash provided by financing activities       25,811,518    17,545,144

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (29,963,426)  (13,026,665)
 Development costs of land                                (70,739)      (79,098)
 Net increase in short-term investments                             (17,012,000)

                                                     ____________  ____________
       Cash used for investing activities             (30,034,165)  (30,117,763)

                                                     ____________  ____________

Net Decrease in Cash and Cash Equivalents              (1,762,340)   (6,636,930)
Cash and Cash Equivalents at Beginning of Period        4,254,708     7,376,472

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,492,368  $    739,542

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  5,466,334  $  4,895,110
  Income taxes                                       $  1,055,000  $  2,655,000
  Preferred stock dividends                          $    354,000  $    451,475
See Notes to Consolidated Financial Statements.
                                    -9-












                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 13,776,172  $ 13,814,734
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,244,945     7,540,185
   Write-down of non-utility property and other
    investments                                           411,200       465,545
   Gain on sale of land                                              (1,685,521)
   Increase in deferred charges                          (485,341)   (3,536,434)
   Deferred income taxes and investment tax
    credits - net                                       3,935,087     3,129,115
   Capitalized interest and AFUDC                      (4,306,790)   (1,444,016)






   Other operating activities-net                         382,801      (409,279)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (636,742)     (930,772)
     Unbilled revenues                                   (216,855)       30,941
     Accounts payable and other liabilities             2,662,562       599,203
     Accrued/prepaid interest and taxes                   699,183      (214,121)
     Other                                                140,843      (174,345)

                                                     ____________  ____________
      Net cash provided by operating activities        24,607,065    17,185,235

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   328     6,443,120
 Proceeds from issuance of debentures                                50,000,000
 Proceeds from issuance of common stock                23,311,112    25,058,851
 Repayment of long-term debt                             (474,000)  (50,196,000)
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Contributions and advances for construction-net        4,214,024     2,065,570
 Net increase (decrease) in notes payable - banks      34,000,000
 Dividends paid on common stock                       (13,844,706)  (11,820,472)

                                                     ____________  ____________
     Net cash provided by financing activities         47,206,758    21,551,069

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (86,917,380)  (32,362,622)
 Development costs of land                               (155,617)     (202,747)
 Proceeds from sale of land                                           3,450,000
 Net increase in short-term investments                17,012,000   (17,012,000)

                                                     ____________  ____________
     Cash used for investing activities               (70,060,997)  (46,127,369)

                                                     ____________  ____________
Net Increase (Decrease) in Cash and Cash Equivalents    1,752,826    (7,391,065)
Cash and Cash Equivalents at Beginning of Period          739,542     8,130,607

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,492,368  $    739,542

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 10,987,940  $ 11,858,174
  Income taxes                                       $  5,171,254  $  7,436,008
  Preferred stock dividends                          $    708,000  $    976,475
See Notes to Consolidated Financial Statements.
                                    -10-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                      Three Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 27,101,389  $ 25,208,368

                                                  ____________  ____________

Operating Expenses:
  Operation                                         10,800,356    10,120,280
  Maintenance                                        1,541,311     1,624,568
  Depreciation                                       2,131,374     1,945,001
  Revenue taxes                                      3,409,129     3,142,600
  Real estate, payroll and other taxes                 679,945       692,754
  Federal income taxes                               1,997,037     1,737,907

                                                  ____________  ____________
        Total operating expenses                    20,559,152    19,263,110

                                                  ____________  ____________

Operating Income                                     6,542,237     5,945,258

                                                  ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                 750,644       180,407
  Federal income taxes                                (313,528)      (91,007)
  Other - net                                          145,151        87,261

                                                  ____________  ____________
        Total other income                             582,267       176,661

                                                  ____________  ____________

Total Operating and Other Income                     7,124,504     6,121,919

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         2,693,560     2,693,518
  Other interest expense - net                         616,363           570
  Allowance for debt funds used
   during construction                                (643,530)     (137,104)
  Amortization of debt discount - net                   80,889        80,889

                                                  ____________  ____________
        Total interest charges                       2,747,282     2,637,873

                                                  ____________  ____________

Income Before Preferred Stock Dividends              4,377,222     3,484,046
Preferred Stock Dividends                              203,250       203,250

                                                  ____________  ____________
Earnings Applicable to Common Stock               $  4,173,972  $  3,280,796

                                                  ____________  ____________

                                                  ____________  ____________











See Notes to Consolidated Financial Statements.





                                      -11-


                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                       Six Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 52,275,784  $ 49,865,757

                                                  ____________  ____________

Operating Expenses:
  Operation                                         21,063,523    20,334,359
  Maintenance                                        2,906,990     3,198,577
  Depreciation                                       4,258,631     3,873,866
  Revenue taxes                                      6,532,388     6,238,997
  Real estate, payroll and other taxes               1,385,948     1,423,602
  Federal income taxes                               3,679,857     3,272,294

                                                  ____________  ____________
        Total operating expenses                    39,827,337    38,341,695

                                                  ____________  ____________

Operating Income                                    12,448,447    11,524,062

                                                  ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                               1,368,965       334,281
  Federal income taxes                                (551,841)     (170,214)
  Other - net                                          207,723       166,348

                                                  ____________  ____________
        Total other income                           1,024,847       330,415

                                                  ____________  ____________

Total Operating and Other Income                    13,473,294    11,854,477

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         5,387,121     5,386,891
  Other interest expense - net                       1,040,105         4,074
  Allowance for debt funds used
   during construction                              (1,145,565)     (259,911)
  Amortization of debt discount - net                  161,778       157,867









                                                  ____________  ____________
        Total interest charges                       5,443,439     5,288,921

                                                  ____________  ____________

Income Before Preferred Stock Dividends              8,029,855     6,565,556
Preferred Stock Dividends                              406,500       452,517

                                                  ____________  ____________
Earnings Applicable to Common Stock               $  7,623,355  $  6,113,039

                                                  ____________  ____________

                                                  ____________  ____________



See Notes to Consolidated Financial Statements.



                                      -12-





                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                      Twelve Months Ended
                                                           June 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $104,442,532  $102,861,469

                                                  ____________  ____________

Operating Expenses:
  Operation                                         41,452,144    40,896,387
  Maintenance                                        6,332,185     6,077,678
  Depreciation                                       8,244,945     7,540,185
  Revenue taxes                                     13,041,552    12,849,765
  Real estate, payroll and other taxes               2,679,413     2,612,683
  Federal income taxes                               7,583,959     7,749,601

                                                  ____________  ____________
        Total operating expenses                    79,334,198    77,726,299

                                                  ____________  ____________

Operating Income                                    25,108,334    25,135,170

                                                  ____________  ____________

Other Income:
  Litigation settlement                               (932,203)
  Gain on sale of land                                               122,400
  Allowance for equity funds used
   during construction                               2,212,817       588,343








  Federal income taxes                                (619,226)     (338,161)
  Other - net                                          474,297       262,168

                                                  ____________  ____________
        Total other income                           1,135,685       634,750

                                                  ____________  ____________

Total Operating and Other Income                    26,244,019    25,769,920

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                        10,774,238    11,105,780
  Other interest expense - net                       1,211,538        18,402
  Allowance for debt funds used
   during construction                              (1,752,755)     (473,033)
  Amortization of debt discount - net                  323,557       273,856

                                                  ____________  ____________
        Total interest charges                      10,556,578    10,925,005

                                                  ____________  ____________

Income Before Preferred Stock Dividends             15,687,441    14,844,915
Preferred Stock Dividends                              808,030       977,517

                                                  ____________  ____________
Earnings Applicable to Common Stock               $ 14,879,411  $ 13,867,398

                                                  ____________  ____________

                                                  ____________  ____________



See Notes to Consolidated Financial Statements.



                                      -13-
                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                       June 30,     December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant - At Original Cost:
 Utility plant in service                           $471,820,666   $469,172,575
 Construction work in progress                        85,458,275     55,739,951

                                                    ____________   ____________
       Total utility plant                           557,278,941    524,912,526
 Less accumulated depreciation and amortization       91,603,640     87,456,550

                                                    ____________   ____________
       Utility plant - net                           465,675,301    437,455,976

                                                    ____________   ____________



Non-utility Property                                      84,464         85,690

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             1,542,528      1,485,115
 Customer and other accounts receivable
  (less reserve: 1995, $461,713; 1994, $463,000)      12,980,597     12,350,802
 Unbilled revenues                                     8,333,530      7,161,483
 Materials and supplies-at average cost                1,596,722      1,724,969
 Prepaid insurance, taxes, other                       1,834,006      1,410,401
 Prepaid federal income taxes                                         1,344,630

                                                    ____________   ____________
       Total current assets                           26,287,383     25,477,400







                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 885,726        926,142
 Waste residual management                               514,033        325,785
 Unamortized debt and preferred stock expenses         8,708,445      8,902,271
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,383,040      2,077,051
 Purchased water under recovery-net                       46,530        314,128
 Other unamortized expenses                            2,003,264        944,414

                                                    ____________   ____________
       Total deferred charges                         40,880,095     39,828,848

                                                    ____________   ____________

           Total                                    $532,927,243   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.


                                    -14-



                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                       June 30,     December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholder's equity                        $171,910,258   $151,624,255
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                141,907,879    141,908,430

                                                    ____________   ____________
       Total capitalization                          325,818,137    305,532,685

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                34,000,000     23,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities               10,062,137     18,165,522
 Customers' deposits                                     306,366        278,895
 Municipal and state taxes accrued                    14,363,971     12,831,524
 Federal income taxes accrued                          1,297,405
 Interest accrued                                      2,907,844      2,828,464
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      63,038,723     57,205,405

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,997,142     45,554,476
 Federal income taxes                                 61,420,870     60,109,244






 Unamortized investment tax credits                    8,567,202      8,650,537
 Accumulated postretirement benefits                   2,603,835      2,077,051

                                                    ____________   ____________
       Total deferred credits                        118,589,049    116,391,308

                                                    ____________   ____________



Contributions in Aid of Construction                  25,481,334     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)

           Total                                    $532,927,243   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.



                                        -15-
                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                      June 30,      December 31,
                                                        1995            1994

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1995 and 1994,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                   108,661,998      88,868,632
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  47,992,360      47,499,723

                                                   ____________    ____________
    Total common shareholder's equity               171,910,258     151,624,255

                                                   ____________    ____________

 Cumulative Preferred Stock:
  $100 par value, authorized, 200,000
  shares; $5.90 series, issued and
  outstanding, 120,000 shares                        12,000,000      12,000,000

                                                   ____________     ___________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000






   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            123,300         144,300

                                                   ____________    ____________
    Total long-term debt                            143,123,300     143,144,300
    Unamortized discount - net                       (1,215,421)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt - net                    141,907,879     141,908,430

                                                   ____________    ____________

          Total capitalization                     $325,818,137    $305,532,685

                                                   ____________    ____________

                                                   ____________    ____________



See Notes to Consolidated Financial Statements.




                                         -16-
                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                    Six Months       Year
                                                      Ended         Ended
                                                     June 30,    December 31,
                                                       1995         1994

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    88,868,632    63,522,594
   Capital contributed by parent company            19,793,366    25,346,038

                                                  ____________  ____________
  Balance at End of Period                         108,661,998    88,868,632

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    47,499,721    46,986,485
   Income Before Preferred Stock
    Dividends                                        8,029,855    14,223,142
   Dividends on Common Stock                        (7,130,716)  (12,855,857)
   Preferred Stock Dividends                          (406,500)     (854,047)

                                                  ____________  ____________
  Balance at End of Period                          47,992,360    47,499,723

                                                  ____________  ____________

Total Common Shareholder's Equity                 $171,910,258  $151,624,255

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.





















                                     -17-
                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  4,377,222  $  3,484,046
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         2,131,374     1,945,001
   Increase in deferred charges                          (114,815)     (237,562)
   Deferred income taxes and investment tax
    credits - net                                         593,728       555,421
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,394,174)     (317,511)
   Other operating activities-net                          65,760       (19,861)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable               421,329      (490,028)
     Unbilled revenues                                   (984,514)     (882,618)
     Accounts payable and other liabilities            (1,368,215)      822,932
     Accrued/prepaid interest and taxes                (1,752,073)   (2,529,845)
     Other                                                 99,385       (25,560)

                                                     ____________  ____________
      Net cash provided by operating activities         2,075,007     2,304,415

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                 (44)
 Capital contributed by parent company                 18,430,154    21,477,319
 Repayment of long-term debt                              (10,500)      (10,500)
 Contributions and advances for construction-net        1,592,336       451,741
 Net increase in notes payable - banks                 (1,000,000)
 Dividends paid on common and preferred stock          (3,926,496)   (3,428,229)

                                                     ____________  ____________
      Net cash provided (used) by financing activities 15,085,494    18,490,287

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (18,514,035)   (8,890,427)
 Increase in short-term investments                                 (14,012,000)

                                                     ____________  ____________
      Cash used for investing activities              (18,514,035)  (22,902,427)

                                                     ____________  ____________

Net Decrease in Cash and Cash Equivalents              (1,353,534)   (2,107,725)
Cash and Cash Equivalents at Beginning of Period        2,896,062     2,781,528

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,542,528  $    673,803

                                                     ____________  ____________







                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,209,388  $  2,420,207
  Income taxes                                       $  1,055,000  $  1,630,000
  Preferred stock dividends                          $    177,000  $    148,141

See Notes to Consolidated Financial Statements.
                                    -18-











                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  8,029,855  $  6,565,556
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         4,258,631     3,873,866
   Increase in deferred charges                          (745,258)   (1,449,127)
   Deferred income taxes and investment tax
    credits - net                                       1,228,291     1,192,561
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (2,514,530)     (594,192)
   Other operating activities-net                         189,967       (38,281)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (629,795)      251,938
     Unbilled revenues                                 (1,172,047)     (868,353)
     Accounts payable and other liabilities            (8,075,914)   (2,284,392)
     Accrued/prepaid interest and taxes                 3,830,257     1,254,499
     Other                                                128,248      (113,862)

                                                     ____________  ____________
      Net cash provided by operating activities         4,527,705     7,790,213

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             381,978
 Capital contributed by parent company                 19,793,366    21,477,319
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Repayment of long-term debt                              (21,000)      (21,000)
 Contributions and advances for construction-net        2,205,484     1,445,064
 Net increase (decrease) in notes payable - banks      11,000,000
 Dividends paid on common and preferred stock          (7,484,716)   (6,624,562)

                                                     ____________  ____________
       Net cash provided by financing activities       25,493,134    16,658,799

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (29,963,426)  (13,026,665)
 Increase in short-term investments                                 (14,012,000)







                                                     ____________  ____________
       Cash used for investing activities             (29,963,426)  (27,038,665)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents       57,413    (2,589,653)
Cash and Cash Equivalents at Beginning of Period        1,485,115     3,263,456

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,542,528  $    673,803

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  5,202,073  $  4,802,172
  Income taxes                                       $  1,055,000  $  2,655,000
  Preferred stock dividends                          $    354,000  $    451,475

See Notes to Consolidated Financial Statements.

                                    -19-












                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                               June 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 15,687,441  $ 14,844,915
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,244,945     7,540,185
   Gain on sale of land                                                (122,400)
   Increase in deferred charges                          (342,184)   (3,589,334)
   Deferred income taxes and investment tax
    credits - net                                       4,292,264     3,299,415
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (3,965,572)   (1,061,376)
   Other operating activities-net                          97,346      (462,853)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (1,344,550)     (627,979)
     Unbilled revenues                                   (216,855)       30,941
     Accounts payable and other liabilities             3,789,293       493,465
     Accrued/prepaid interest and taxes                 1,110,971      (334,069)
     Other                                                140,844      (174,345)

                                                     ____________  ____________
      Net cash provided by operating activities        27,493,943    19,836,565

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   328     6,443,120
 Capital contributed by parent company                 23,662,085    28,823,786
 Proceeds from issuance of preferred stock                           12,000,000






 Redemption of preferred stock                                      (12,000,000)
 Proceeds from issuance of debentures                                50,000,000
 Repayment of long-term debt                              (42,000)  (50,042,000)
 Contributions and advances for construction-net        3,181,235     2,065,570
 Net increase (decrease) in notes payable - banks      34,000,000
 Dividends paid on common and preferred stock         (14,521,486)  (12,797,989)

                                                     ____________  ____________
      Net cash provided by financing activities        46,280,162    24,492,487

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (86,917,380)  (32,346,132)
 Selling costs of land                                                   (1,600)
 Sale of land                                                           131,000
 Increase in short-term investments                    14,012,000   (14,012,000)

                                                     ____________  ____________
      Cash used for investing activities              (72,905,380)  (46,228,732)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents      868,725    (1,899,680)
Cash and Cash Equivalents at Beginning of Period          673,803     2,573,483

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,542,528  $    673,803

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 10,352,739  $ 11,489,025
  Income taxes                                       $  5,171,254  $  7,436,008
  Preferred stock dividends                          $    708,000  $    976,475

See Notes to Consolidated Financial Statements.
                                    -20-
                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties) and Applied Watershed Management, L.L.C. (AWM), a 65% owned joint venture. The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

 2.  INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The notes accompanying the 1994 Annual Report to Shareholders and the 1994 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

 3.  CAPITALIZATION
     In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $16,962,122. The net proceeds were used to fund equity contributions to Elizabethtown totalling $16,900,000. These equity contributions have been used to repay short-term debt which had been issued under Elizabethtown's revolving credit agreement (see below) to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Canal Road Water Treatment Plant (Plant) (see Note 8). E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRIP). E'town contributed $2,893,366 from the proceeds of DRIP issuances to Elizabethtown for the six months ended June 30, 1995.

     In April 1995, the Corporation issued options to purchase a total of 77,000 shares of common stock at a price of 27 1/8 to officers and key employees under the 1987 Stock Option Plan.

 4.  LINES OF CREDIT
     In July 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time
     Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further



                                           -21-
     provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of June 30, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 51%. For the twelve months ended June 30, 1995, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At June 30, 1995, Elizabethtown had short-term borrowings outstanding of $34,000,000 under the Agreement at interest rates from 6.2% to 6.8%, at a weighted average interest rate of 6.3%. E'town has $20,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement.

 5.  EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents, which reflect the assumption that all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and the common stock equivalents. Reference is made to Exhibit 11 for the computations of earnings per share.

 6.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utility Property and Other Investments at June 30, 1995 is $12,049,210 of investments in various parcels of land in New Jersey which are either held for sale or are in the process of being zoned and permitted with the intent of offering these properties for future sale. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were, being sought. Based upon independent appraisals received at various times, prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1995, after the adjustments to the Mansfield property discussed below.

     Properties continues to seek permits and more favorable zoning treatment for its Mansfield, New Jersey property and, accordingly, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for




                                      -22-
     its intended use and, therefore, various carrying charges continue to be capitalized while, based upon recent appraisals, the net realizable value of the property has remained constant. Charges of $111,367, $218,193 and $411,200 for the three, six and twelve months ended June 30, 1995, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

     In January 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other events have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met. The ultimate sale price is dependent upon the number of buildable lots as allowed by the municipality.

 7.  REGULATORY MATTERS
     Rates
     On January 24, 1995, the BPU approved a stipulation (1995 Stipulation) for a rate increase for Elizabethtown of $5,300,000, or 5.34%, effective February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the current service cost portion of the obligation accrued under Statement of Financial Accounting Standards 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company.

     The 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended January 31, 1996. If a lesser ratio is realized, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case. The Company expects to sustain an average ratio of common equity to total capitalization in excess of 45.1% for the twelve-month period.



                                      -23-
On July 7, 1995 the BPU approved a Stipulation for a decrease in rates under a Purchased Water Adjustment Clause (PWAC). The Stipulation resulted in a decrease in rates for the PWAC, effective July 13, 1995 of $209,033. This Stipulation reflects the decrease in rates for water purchased from the New Jersey Water Supply Authority.

On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $851,171 and in the second phase by $2,794,002. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly to supply a substantial portion of its customers and to treat and pump the water into its Mount Holly Water system. This project is deemed to be the most cost-effective alternative available to Mount Holly to comply with recent State legislation which restricts the amount of water that can be withdrawn from the aquifer in certain areas of Southern New Jersey. The project is currently estimated to cost $16,500,000 and is expected to be completed by the end of 1996. A decision by the BPU on Mount
Holly's petition is expected by the end of 1995. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of the rate proceeding at this time.

In August 1993, the BPU approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimates regarding the Plant's cost ($87,000,000 at that time) and construction period are reasonable (See Note 8). In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes the Company to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any twelve-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior twelve months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times.







                                      -24-
     Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation for the twelve months ended June 30, 1995 was 2.7 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will be not required.

     Main Extension Refunds
     Previous disclosures have detailed events surrounding several lawsuits filed by developers with respect to the BPU's suggested refund formula for particular main extension agreements. The BPU's formula suggests refunds of 2 1/2 times revenues for each metered connection for water service. The plaintiffs had received refunds in accordance with this suggested formula. The initial petitions by the developers and the related litigation have been ongoing since 1984 with numerous BPU decisions, Appellate Division decisions and a New Jersey Supreme Court Decision.

     On June 6, 1995 the New Jersey Supreme Court once again reviewed these matters and declined to hear the final appeal of the developers. Effectively, the BPU's suggested refund formula has been reaffirmed and therefore, no refunds in excess of the 2 1/2 times refund formula are required by the Company. There are still some minor additional issues pertaining to some of these agreements that will be addressed by the BPU.

8.   COMMITMENTS AND CONTINGENT LIABILITIES
     Capital expenditures for the three-year period ended December 31, 1997 are estimated to be $171,500,000, of which $170,400,000 is for Elizabethtown's and Mount Holly's water utility plant ($149,500,000 for Elizabethtown and $20,900,000 for Mount Holly) and $1,100,000 is for real estate-related expenditures and AWM.

     Canal Road Water Treatment Plant
     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant.
     The current estimated cost of the Plant is approximately $100,000,000, excluding AFUDC. As of June 30, 1995, the Company has expended $54,811,779, excluding AFUDC of $4,030,452 on the Plant.



                                      -25-

     Joint Venture
     In March 1995, the Corporation entered into a three 3-year joint venture agreement with Applied Wastewater General Partnership
     (AWG) by forming a New Jersey Limited Liability Company, Applied Watershed Management, L.L.C.(AWM), 65% of which is owned by E'town. AWG is a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities in the western portion of Elizabethtown's service area. AWM intends to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities, primarily in New Jersey. E'town has agreed to provide capital contributions to AWM of up to $500,000 to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG will provide the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time.

 9.  LEGAL MATTERS
     Several lawsuits have been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that the sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. The aggregate amount of claims made to date against six other defendants and the Company is approximately $3,000,000. The cause and origin of the fire have not been definitively determined and the case has not yet progressed to the point where the claims against Elizabethtown can be quantified with certainty. However, counsel to Elizabethtown has advised that, under applicable New Jersey case law, Elizabethtown's
     potential exposure should not exceed $1,500,000.   The actual amount
     of liability, if any, depends upon the theory of liability which may ultimately be employed and the application of available insurance. Management is vigorously contesting the case but cannot now predict the outcome of this litigation.

10.  TAX MATTERS
     In the second quarter of 1995 the Internal Revenue Service (Service) concluded an examination of the Corporation's Federal income tax returns for the tax years 1987 through 1992. The Service had raised issues related to tax deductions taken initially in 1988 for certain land transactions. The Corporation has settled this matter with the Service. The effect on net income for the year ended
     December 31, 1994 was approximately $313,400 or $.05 per common share. An additional estimated charge of $260,000 or $.04 per common share had been recognized in the first quarter of 1995. The final assessment resulted in a total charge to net income of $504,372. In addition, the Corporation has applied to the Service for refunds related to 1984 and 1985 which result in an increase in net income of approximately $213,000 or $.03 per share. These transactions have been reflected in the accompanying financial statements for the second quarter of 1995.

                                     -26-














        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties) and Applied Watershed Management, L.L.C.(AWM), a 65%-owned joint venture. The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended June 30, 1995. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at June 30, 1995, and the results of operations for the three, six and twelve months ended June 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

    Capital expenditures, primarily for water utility plant, were $30.0 million for the first six months of 1995. Capital expenditures for the three-year period ending December 31, 1997 are estimated to be $171.5 million, of which $170.4 million is for water utility plant ($149.5 million for Elizabethtown and $20.9 million for Mount Holly), and $1.1 million is for real estate-related expenditures and AWM.

     A major portion of the utilities' capital outlays will occur in the first 18 months of the three-year projection period through 1997 as Elizabethtown and Mount Holly invest in new water treatment and water supply facilities, each as described below. After these projects are completed, the capital outlays for the utilities are expected to decrease.

Elizabethtown

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant, which will have an initial rated production capacity of 40 million gallons per day and can be expanded to 200 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Expansion of the Plant's production capacity beyond 40 million gallons per day is not expected to occur in the foreseeable future. Elizabethtown's capital program also includes the construction of additional mains and storage facilities necessary to serve existing and future customers.

     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant. The current estimated cost of the Plant is approximately


                                   -27-
$100 million, excluding an Allowance for Funds Used During Construction (AFUDC). As of June 30, 1995, the Company has expended $54.8 million, excluding AFUDC of $4.0 million on the Plant. The project is proceeding on schedule, the construction contract remains on budget, and the project is expected to be completed in mid-1996. Elizabethtown intends to file for rate relief later in 1995, a major portion of which will relate to the Plant (See Economic Outlook-Elizabethtown and Subsidiary.)

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (the 1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant is necessary and the Company's estimate regarding the Plant's cost ($87 million at that time), and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any twelve-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior twelve months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation, for the twelve months ended June 30, 1995 was 2.7 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will not be required.

Mount Holly

    To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, State legislation is requiring Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received preliminary approvals from the New Jersey Department of Environmental Protection for its conceptual plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million and is expected to be


                                   -28-
completed by the end of 1996. The land for the supply and treatment facilities has been purchased and test wells have been drilled and evaluated.

     On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of the Mansfield Project as well as other planned capital improvements. The Mansfield project is deemed to be the most cost-effective alternative available to Mount Holly to comply with the legislation discussed above. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to the State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of the rate proceeding at this time.

CAPITAL RESOURCES

    For the three-year period ending December 31, 1997, Elizabethtown, including Mount Holly, estimates 30% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). Management believes that the Company will be able to finance the balance with a combination of capital contributions from the proceeds of E'town common stock sales, proceeds from the sale by Elizabethtown of preferred stock, long-term debentures and from tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings by Elizabethtown under its revolving credit agreement discussed below. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA.

    In July 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of June 30, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 51%. For the twelve months ended June 30, 1995 Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At June 30, 1995, Elizabethtown had short-term borrowings outstanding of $34.0 million under the Agreement at interest rates from 6.2% to 6.8%, at a weighted average interest rate of 6.3%.

    In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $17.0 million. The proceeds were used to fund equity contributions to Elizabethtown totalling $16.9 million. These equity

                                   -29-
contributions have been used to repay short-term debt which had been issued under Elizabethtown's revolving credit agreement to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Canal Road Water Treatment Plant. E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'towns Dividend
Reinvestment and Stock Purchase Plan (DRIP).  E'town contributed
$2.9 million from proceeds of DRIP issuances to Elizabethtown for the six months ended June 30, 1995.

    Also in 1995, Elizabethtown intends to issue approximately
$30 million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.

RESULTS OF OPERATIONS

     Net Income for the three months ended June 30, 1995 was $4.2 million or $.61 per share on a primary basis as compared to $3.0 million or $.49 per share for the comparable 1994 period. An increase in operating income of $.7 million accounted for the predominant portion of the increase.

     Net Income for the six months ended June 30, 1995 was $7.2 million or $1.07 per share on a primary basis as compared to $5.5 million or $.94 per share for the comparable 1994 period. An increase in operating income of $1.0 million combined with an increase in AFUDC of $1.9 million accounted for the predominant portion of the increase.

    Net Income for the twelve months ended June 30, 1995 was $13.8 million or $2.08 per share on a primary basis as compared to $13.8 million or $2.41 per share for the comparable 1994 period. A small decrease in water consumption resulting in reduced revenues of $1.1 million, in addition to a charge due to litigation of $.10 per share in September 1994 and a gain on the sale of land of $.21 per share in August 1993 all contributed to a minimal decrease in earnings for the twelve months ending June 30, 1995 compared to the twelve months ending June 30, 1994. Earnings per share was further affected by a 16% increase in the average number of common shares outstanding for the twelve-month period.

    Operating Revenues increased $1.9 million or 7.5% for the three months ended June 30, 1995 compared to the comparable period in 1994. Included in this increase is $1.3 million which relates to a rate increase for Elizabethtown, effective February 1, 1995. Sales to retail customers increased by $.3 million. Sales to other water systems decreased by $.1 million and sales to large industrial customers increased by $.3 million. Due to normal growth within the service territory, fire service revenues increased by $.1 million.

     Operating revenues increased $2.4 million or 4.8% for the six months ended June 30, 1995 compared to the comparable period in 1994. Included in this increase, is $2.2 million which relates to the rate increase for Elizabethtown effective February 1, 1995. Sales to

                                   -30-
retail customers increased by $.1 million. Sales to other water systems decreased by $.3 million and sales to large industrial customers increased by $.2 million. Fire service revenues increased by $.2 million.

    Operating Revenues increased $1.6 million or 1.5% for the twelve months ended June 30, 1995 over the comparable period in 1994. Included in this increase, is $2.4 million which relates to the effect of a $5.3 million rate increase effective February 1, 1995. Also, sales to retail customers decreased $1.1 million and sales to industrial and fire service customers increased by $.4 million and $.3 million, respectively. Sales to other water systems decreased by $.4 million.

    Operation Expenses increased $.6 million or 6.1%, $.7 million or 3.3% and $.4 million or .9% for the three, six and twelve months ended June 30, 1995, respectively, compared to the comparable periods in 1994. The increases are due primarily to increased costs for labor, benefits, miscellaneous expenses and the unit cost of raw water purchased from the New Jersey Water Supply Authority, which is reflected in a Purchased Water Adjustment Clause, (see Note 7 to the Notes to Consolidated Financial Statements) in addition to the cost of chemicals to treat such water. Benefit costs increased due primarily to an increase in the actuarially calculated pension expense.

    Maintenance Expenses decreased $.1 million or 5.1% and $.3 million or 9.1% and increased $.3 million or 4.2% for the three, six, and twelve months ended June 30, 1995, respectively, compared to the comparable periods in 1994. The decreases for the three and six month periods are due to expenditures for the effects of unusually harsh winter weather in the first quarter of 1994. The increase for the twelve month period is due to an increased level of preventive maintenance at various operating facilities throughout the Company.

    Depreciation Expense increased $.2 million or 9.6%, $.4 million or 9.9% and $.7 million or 9.3% for the three, six and twelve month periods ended June 30, 1995, respectively, compared to the comparable periods in 1994. The increases are due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service.

    Revenue Taxes increased $.3 million for both the three and six month periods and $.2 million for the twelve month period ended
June 30, 1995 compared to the 1994 periods due to increases in the revenues on which these taxes are calculated.

    Real Estate, Payroll and Other Taxes decreased less than
$.1 million for both the three and six month periods and increased
$.1 million for the twelve month period ended June 30, 1995, respectively, compared to the comparable periods in 1994. The increase for the twelve month period is due to payroll taxes resulting from labor cost increases.

                                   -31-
    Federal Income Taxes increased $.2 million or 15.4% and
$.4 million or 12.3% for the three and six month periods, respectively, and decreased $.2 million or 2.9% for the twelve month period ended June 30, 1995, compared to the comparable periods in 1994 due to the changes in the components of taxable income discussed herein. Included in these changes are refunds of $.1 million of Federal income taxes for which the Corporation has applied related to 1984 and 1985.

     Other Income increased $.4 million and $.8 million for the three and six month periods, respectively, and decreased $.5 million for the twelve month period ended June 30, 1995, compared to the comparable periods in 1994. Included in these net increases and decreases is a litigation settlement of $.9 million in September 1994 and a gain on the sale of land in August 1993 of $1.7 million. In addition, increases in the equity component of AFUDC of $.6 million, $1.0 million and $1.6 million for the three, six and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Federal income taxes, as a result of all of the above, increased $.2 million and $.4 million and decreased $.3 million for the three, six and twelve month periods, respectively.

    Total Interest Charges decreased $.1 million or 5.4% for the three month period, increased $.1 million or 1.7% for the six month period and decreased $.1 million for the twelve month period ended
June 30, 1995, compared to the 1994 amounts. The net increase for the three month period is primarily due to the effect of an increase in the debt component of AFUDC due to Elizabethtown's higher level of construction activity. This was partially offset by the interest on a higher level of short-term borrowings under the revolving credit agreement, which borrowings were incurred as a result of Elizabethtown's capital program. The increases in interest charges for the three, six and twelve month periods are the result of a higher level of borrowings under the Agreement offset by increases in AFUDC. For the twelve month period interest on long-term debt decreased by $.3 million for the effect of savings from refinancing a portion of the long-term debt in 1993. Included in the net changes in interest expense for the three, six and twelve month periods ended June 30, 1995 is interest of $.2 million on refunds of Federal income taxes for which the Corporation has applied related to 1984 and 1985.

     Preferred Stock Dividends decreased less than $.1 million and $.2 million for the six and twelve month periods due to savings from the refinancing of the $8.75 series preferred stock with $5.90 series preferred stock in March 1994.

ECONOMIC OUTLOOK

    Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to generate


                                   -32-
adequate earnings and, to a lesser degree, the ability of Properties, E'town and AWM to generate earnings from their unregulated businesses.

Elizabethtown and Subsidiary

    Currently, Elizabethtown and Mount Holly believe they are, in all material respects, in compliance with all water quality standards. Looking forward, however, governmental water quality and service regulations are requiring Elizabethtown and Mount Holly to make significant investments in water supply, water treatment, transmission and storage facilities including, for Elizabethtown, the Plant, and for Mount Holly, a new water supply, treatment and transmission system to augment existing facilities. This capital program will require regular external financing and rate relief through 1996.

    The timing and amount of rate increases obtained by Elizabethtown and Mount Holly, as well as various other factors, including weather, customer usage, the magnitude and timing of capital expenditures and the rate of growth of revenues and expenditures, will affect earnings going forward in 1995 and 1996. Elizabethtown and Mount Holly expect that upon the completion and successful reflection in rates of their respective new utility plant projects, discussed above, their capital requirements for utility plant should decrease, thereby reducing the need for rate increases and external financing.

    On January 24, 1995, the BPU approved a Stipulation (1995 Stipulation) for a rate increase for Elizabethtown of $5.3 million or 5.3%, effective February 1, 1995. The 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended
January 31, 1996. If a lesser ratio is realized, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case. The Company expects to sustain an average ratio of common equity to total capitalization in excess of 45.1% for the twelve-month period.

     A rate increase will be requested by Elizabethtown later in 1995, to be effective in mid-1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993 Plant Stipulation and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

     In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. (See Liquidity and Capital
Resources).

E'town

    The Corporation has entered into a three-year joint venture agreement with Applied Wastewater General Partnership (AWG) by forming a New Jersey Limited Liability Company, Applied Watershed Management, L.L.C. (AWM), 65% of which is owned by E'town. AWG is a unit of

                                   -33-
several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities in the western portion of Elizabethtown's service area. AWM intends to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities primarily in New Jersey. E'town has agreed to provide capital contributions to AWM up to $.5 million to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG will provide the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time.

    In the second quarter of 1995 the Internal Revenue Service (Service) concluded an examination of the Corporation's Federal income tax returns for the tax years 1987 through 1992. The Service had raised issues related to tax deductions taken initially in 1988 for certain land transactions. The Corporation has settled this matter with the Service. The effect on net income for the year ended December 31, 1994 was approximately $.3 million, or $.05 per common share. An additional estimated charge of $.3 million, or $.04 per common share had been recognized in the first quarter of 1995. The final assessment resulted in a total charge to net income of $.5 million. In addition, the Corporation had applied to the Service for refunds related to 1984 and 1985 which result in an increase in net income of approximately $.3 million or $.03 per share. These transactions have been reflected in the accompanying financial statement for the second quarter of 1995.

Properties

    Included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at June 30, 1995 is
$12.0 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1995, after the adjustments to the Mansfield property discussed below.

    Properties continues to seek permits and more favorable zoning treatment for its Mansfield, New Jersey property and, accordingly, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while based upon recent appraisals, the estimated net realizable value of the property remains constant. Charges of $.1 million, $.2 million and $.4 million for the three, six and twelve months ended June 30, 1995, respectively, to adjust the carrying value

                                    -34-
of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance
Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of net realizable value of the property should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

    In January 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other events have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met. The ultimate sale price is dependent upon the number of buildable lots allowed by the municipality.
































                                   -35-
PART II - OTHER INFORMATION

   Item 1:

     Legal Proceedings
     Several lawsuits have been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. The aggregate amount of claims made to date against six other defendants and the Company is approximately $3.0 million. The cause and origin of the fire have not been definitively determined and the case has not yet progressed to the point where the claims against Elizabethtown can be quantified with certainty. However, counsel to Elizabethtown has advised that, under applicable New Jersey case law, Elizabethtown's potential exposure should not exceed $1.5 million. The actual amount of liability, if any, depends upon the theory of liability which may be ultimately employed and the application of available insurance. Management is vigorously contesting the case but cannot now predict the outcome of this litigation.

   Items 2 - 4:
     Nothing to report.

   Item 5: Other Information
     Nothing to report.

Item 6(a) - Exhibits

Exhibits to Part I:

             Exhibit 11 - E'town Corporation and Subsidiaries -
                Statement Regarding Computation of Per Share
                Earnings

                Exhibit 12 - Elizabethtown Water Company and
                Subsidiary - Computation of Ratio of Earnings to
                Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

                Exhibit 27 - Financial Data Schedules

           Item 6(b) - Reports on Form 8-K

                Items Reported: None




                                      -36-




                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES

                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    August 14, 1995          E'TOWN CORPORATION



                                    /s/ Andrew M. Chapman

                                    ______________________________________
                                    Andrew M. Chapman
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)



                                    /s/ Walter M. Braswell

                                    ______________________________________
                                    Walter M. Braswell
                                    Secretary



                                    ELIZABETHTOWN WATER COMPANY



                                    /s/ Andrew M. Chapman

                                    ______________________________________
                                    Andrew M. Chapman
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Dennis W. Doll

                                    ______________________________________
                                    Dennis W. Doll
                                    Controller
                                    (Principal Accounting Officer)














                                      -37-