Form 10-Q
period 1995-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1995-11-13
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


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

                                                    Outstanding at
           Class of Common Stock                  September 30, 1995
              E'town Corporation
                 without par value                      7,458,056

              Elizabethtown Water Company
                 without par value *                    1,974,902

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

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               21

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              26

PART II - OTHER INFORMATION

___________________________

Items 1 Legal Proceedings                                          34







Items 2 - 5                                                        34

Item 6.(a) - Exhibits                                              34
       (b) - Reports on Form 8-K                                   34

SIGNATURES                                                         35



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                      Three Months Ended
                                                         September 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 30,451,380  $ 27,369,703

                                                  ____________  ____________

Operating Expenses:
  Operation                                         11,484,544    10,499,101
  Maintenance                                        1,537,768     1,635,510
  Depreciation                                       2,253,330     1,975,572
  Revenue taxes                                      3,842,174     3,479,035
  Real estate, payroll and other taxes                 714,961       641,008
  Federal income taxes                               2,746,002     2,225,605

                                                  ____________  ____________
        Total operating expenses                    22,578,779    20,455,831

                                                  ____________  ____________

Operating Income                                     7,872,601     6,913,872

                                                  ____________  ____________

Other Income (Expense):
  Litigation settlement                                      0      (932,203)
  Allowance for equity funds used
   during construction                                 690,238       316,282
  Write-down of non-utility property
   and other investments (Note 6)                     (112,328)      (94,407)
  Federal income taxes                                (244,074)      180,582
  Other - net                                          156,934       179,203

                                                  ____________  ____________
        Total other income (expense)                   490,770      (350,543)

                                                  ____________  ____________

Total Operating and Other Income                     8,363,371     6,563,329

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         2,898,796     2,903,918
  Other interest expense - net                         639,748        10,986
  Capitalized interest                                (618,583)     (317,175)
  Amortization of debt discount - net                   89,493        89,493

                                                  ____________  ____________
        Total interest charges                       3,009,454     2,687,222

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                       5,353,917     3,876,107
Preferred Stock Dividends                              203,250       203,250

                                                  ____________  ____________
Net Income                                        $  5,150,667  $  3,672,857

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $        .69  $        .56

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $        .68  $        .56

                                                  ____________  ____________

                                                  ____________  ____________







Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             7,425,397     6,524,975

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,723,002     6,833,385

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $        .51  $        .51

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.
                                      -1-



                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME



                                                      Nine Months Ended
                                                         September 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $ 82,727,164  $ 77,235,460

                                                  ____________  ____________

Operating Expenses:
  Operation                                         32,921,538    31,249,624
  Maintenance                                        4,444,758     4,834,087
  Depreciation                                       6,511,961     5,849,438
  Revenue taxes                                     10,374,562     9,718,032
  Real estate, payroll and other taxes               2,139,778     2,086,417
  Federal income taxes                               6,159,024     5,264,925

                                                  ____________  ____________
        Total operating expenses                    62,551,621    59,002,523

                                                  ____________  ____________

Operating Income                                    20,175,543    18,232,937

                                                  ____________  ____________

Other Income (Expense):
  Litigation settlement                                             (932,203)
  Allowance for equity funds used
   during construction                               2,059,203       650,563
  Write-down of non-utility property
   and other investments (Note 6)                     (330,521)     (383,154)
  Federal income taxes                                (742,712)       92,475
  Other - net                                          430,842       392,800

                                                  ____________  ____________
        Total other income (expense)                 1,416,812      (179,519)

                                                  ____________  ____________

Total Operating and Other Income                    21,592,355    18,053,418

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         8,693,622     8,708,105
  Other interest expense - net                       1,592,062        15,060
  Capitalized interest                              (1,912,065)     (764,350)
  Amortization of debt discount - net                  268,479       264,568

                                                  ____________  ____________
        Total interest charges                       8,642,098     8,223,383

                                                  ____________  ____________

Income Before Preferred Stock Dividends






 of Subsidiary                                      12,950,257     9,830,035
Preferred Stock Dividends                              609,750       655,767

                                                  ____________  ____________
Net Income                                        $ 12,340,507  $  9,174,268

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $       1.77  $       1.51

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $       1.75  $       1.50

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             6,956,789     6,084,631

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,256,608     6,394,628

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $       1.53  $       1.53

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                      Twelve Months Ended
                                                         September 30,
                                                      1995          1994

                                                  ____________   ___________

Operating Revenues                                $107,524,209  $101,284,584

                                                  ____________  ____________

Operating Expenses:
  Operation                                         43,045,756    41,772,323
  Maintenance                                        6,234,443     6,204,924
  Depreciation                                       8,522,703     7,687,633
  Revenue taxes                                     13,404,691    12,664,108
  Real estate, payroll and other taxes               2,840,107     2,691,037
  Federal income taxes                               7,662,986     6,738,417

                                                  ____________  ____________
        Total operating expenses                    81,710,686    77,758,442

                                                  ____________  ____________

Operating Income                                    25,813,523    23,526,142

                                                  ____________  ____________







Other Income (Expense):
  Litigation settlement                                             (932,203)
  Allowance for equity funds used
   during construction                               2,586,773       759,363
  Write-down of non-utility property
   and other investments (Note 6)                     (429,121)     (476,378)
  Federal income taxes                                (974,157)       (5,961)
  Other - net                                          670,920       610,432

                                                  ____________  ____________
        Total other income (expense)                 1,854,415       (44,747)

                                                  ____________  ____________

Total Operating and Other Income                    27,667,938    23,481,395

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                        11,596,294    11,721,702
  Other interest expense - net                       2,047,040        23,750
  Capitalized interest                              (2,395,381)     (950,390)
  Amortization of debt discount - net                  357,973       334,964

                                                  ____________  ____________
        Total interest charges                      11,605,926    11,130,026

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                      16,062,012    12,351,369
Preferred Stock Dividends                              808,030       918,267

                                                  ____________  ____________
Net Income                                        $ 15,253,982  $ 11,433,102

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $       2.22  $       1.92

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $       2.20  $       1.91

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             6,862,736     5,969,557

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,164,067     6,280,165

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $       2.04  $       2.04

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                     September 30,  December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant-At Original Cost:
 Utility plant in service                           $489,051,668   $469,172,575
 Construction work in progress                        90,213,830     55,739,951

                                                    ____________   ____________
       Total utility plant                           579,265,498    524,912,526
 Less accumulated depreciation and amortization       93,682,913     87,456,550

                                                    ____________   ____________
       Utility plant-net                             485,582,585    437,455,976

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                           13,465,092     13,468,879

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             1,750,630      4,254,708
 Short-term investments                                   30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1995, $456,181; 1994, $463,000)      16,240,736     12,346,871
 Unbilled revenues                                     8,934,538      7,161,483
 Materials and supplies-at average cost                1,547,180      1,724,969
 Prepaid insurance, taxes, other                       2,100,547      1,410,401
 Prepaid federal income taxes                                           711,860

                                                    ____________   ____________
       Total current assets                           30,604,253     27,640,914

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 628,147        871,181
 Waste residual management                               366,714        325,785
 Unamortized debt and preferred stock expenses         9,173,658      9,490,208
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,587,906      2,077,051
 Purchased water under recovery-net                       46,530        314,128
 Other unamortized expenses                            2,013,360        997,286

                                                    ____________   ____________
       Total deferred charges                         41,155,372     40,414,696

                                                    ____________   ____________

           Total                                    $570,807,302   $518,980,465

                                                    ____________   ____________

                                                    ____________   ____________


See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                     September 30,  December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $176,218,759   $152,970,602
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                153,775,804    154,073,430

                                                    ____________   ____________
       Total capitalization                          341,994,563    319,044,032

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                55,000,000     23,000,000
 Long-term debt - current portion                         30,000         42,000
 Accounts payable and other liabilities               11,845,761     18,249,580
 Customers' deposits                                     299,535        278,895
 Municipal and state taxes accrued                    10,627,066     12,831,524
 Federal income taxes accrued                          1,737,154
 Interest accrued                                      2,545,085      3,173,468
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      82,143,601     57,634,467

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 44,274,701     45,554,476
 Federal income taxes                                 64,093,403     62,115,801
 State income taxes                                      162,008        162,008
 Unamortized investment tax credits                    8,517,201      8,650,537
 Accumulated postretirement benefits                   2,883,149      2,100,628
 Minority interest in joint venture                       14,051

                                                    ____________   ____________
       Total deferred credits                        119,944,513    118,583,450

                                                    ____________   ____________



Contributions in Aid of Construction                  26,724,625     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)

           Total                                    $570,807,302   $518,980,465

                                                    ____________   ____________









                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                    September 30,   December 31,
                                                        1995            1994

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity:
   Common stock without par value, authorized,
   15,000,000 shares; issued 1995, 7,483,932
   shares; 1994, 6,624,663 shares                  $136,889,578    $114,136,195
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (5,111,289)     (4,286,194)
   Retained earnings                                 43,862,729      42,439,552
   Less cost of treasury stock; 1995, 25,876
    shares; 1994, 22,032 shares                        (737,284)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              176,218,759     152,970,602

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

                                                   ____________    ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          11,856,000      12,165,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            125,000         144,300

                                                   ____________    ____________
    Total long-term debt                            154,981,000     155,309,300
    Unamortized discount-net                         (1,205,196)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt-net                      153,775,804     154,073,430

                                                   ____________    ____________

          Total capitalization                     $341,994,563    $319,044,032

                                                   ____________    ____________

                                                   ____________    ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                     Nine Months       Year
                                                        Ended         Ended
                                                     September 30, December 31,
                                                         1995         1994

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $114,136,195  $ 87,842,657
   Public sale of common stock (1995,
    660,000 shares; 1994, 690,000 shares)             17,737,500    19,147,500
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1995, 183,700 shares; 1994, 273,159 shares)       4,610,364     7,146,038
   Exercise of stock options (15,569 shares)             405,519

                                                    ____________  ____________
  Balance at End of Period                           136,889,578   114,136,195

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (4,286,194)   (3,357,165)
   Expenses incurred for the issuance and
    sale of common stock                                (825,095)     (929,029)

                                                    ____________  ____________
  Balance at End of Period                            (5,111,289)   (4,286,194)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      42,439,551    43,207,666
   Net Income                                         12,340,507    12,087,743
   Dividends on common stock (1995,
    $1.53; 1994 $2.04)                               (10,917,329)  (12,855,857)

                                                    ____________  ____________
  Balance at End of Period                            43,862,729    42,439,552

                                                    ____________  ____________

Treasury Stock:                                         (633,976)     (633,976)
  Balance at Beginning of Period
   Cost of shares redeemed to
    exercise stock options (3,844 shares)               (103,308)

                                                    ____________  ____________
  Balance at End of Period                              (737,284)     (633,976)

                                                    ____________  ____________


Total Common Shareholders' Equity                   $176,218,759  $152,970,602

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  5,150,667  $  3,672,857
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         2,253,330     1,975,572
   Write-down of non-utility property and other
    investments                                           112,328        94,407
   Decrease (increase) in deferred charges                629,628      (480,686)
   Deferred income taxes and investment tax
    credits - net                                         616,033       594,009
   Capitalized interest and AFUDC                      (1,308,821)     (633,457)
   Other operating activities-net                          35,664       (25,816)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,045,354)     (540,632)
     Unbilled revenues                                   (601,008)      101,240
     Accounts payable and other liabilities             1,718,181     2,506,837
     Accrued/prepaid interest and taxes                (3,882,435)   (4,374,125)
     Other                                                 49,541        50,735

                                                     ____________  ____________
      Net cash provided by operating activities         1,727,754     2,940,941

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                  (3)
 Proceeds from issuance of common stock                 1,873,230     2,186,421
 Repayment of long-term debt                             (113,300)     (114,500)
 Contributions and advances for construction-net         (479,150)    1,367,089
 Net increase in notes payable - banks                 21,000,000     4,000,000
 Dividends paid on common stock                        (3,786,613)   (3,327,962)

                                                     ____________  ____________
     Net cash provided by financing activities         18,494,167     4,111,045

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (20,927,950)  (20,129,242)
 Development costs of land                                (35,709)      (34,624)
 Net increase in short-term investments                              17,012,000

                                                     ____________  ____________
     Cash used for investing activities               (20,963,659)   (3,151,866)

                                                     ____________  ____________
Net (Decrease) Increase in Cash and Cash Equivalents     (741,738)    3,900,120
Cash and Cash Equivalents at Beginning of Period        2,492,368       739,542

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,750,630  $  4,639,662

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,631,111  $  3,328,399
  Income taxes                                       $  1,750,000  $  1,941,254
  Preferred stock dividends                          $    177,000  $    177,000
See Notes to Consolidated Financial Statements.
                                    -8-
















                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS







                                                           Nine Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 12,340,507  $  9,174,268
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         6,511,961     5,849,438
   Write-down of non-utility property and other
    investments                                           330,521       383,154
   Increase in deferred charges                          (229,821)   (1,904,892)
   Deferred income taxes and investment tax
    credits - net                                       1,844,266     1,752,572
   Capitalized interest and AFUDC                      (3,971,268)   (1,414,913)
   Other operating activities-net                         320,178       (55,698)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,893,865)   (1,067,858)
     Unbilled revenues                                 (1,773,055)     (767,113)
     Accounts payable and other liabilities            (6,395,179)      337,838
     Accrued/prepaid interest and taxes                (1,073,973)   (3,347,039)
     Other                                                177,789       (63,127)

                                                     ____________  ____________
      Net cash provided by operating activities         4,188,061     8,876,630

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             381,975
 Proceeds from issuance of common stock                21,824,980    24,191,568
 Repayment of long-term debt                             (328,300)     (229,500)
 Contributions and advances for construction-net        1,726,334     2,812,153
 Net increase in notes payable - banks                 32,000,000     4,000,000
 Dividends paid on common stock                       (10,917,329)   (9,500,007)

                                                     ____________  ____________
       Net cash provided by financing activities       44,305,685    21,656,189

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (50,891,376)  (33,155,907)
 Development costs of land                               (106,448)     (113,722)

                                                     ____________  ____________
       Cash used for investing activities             (50,997,824)  (33,269,629)

                                                     ____________  ____________

Net Decrease in Cash and Cash Equivalents              (2,504,078)   (2,736,810)
Cash and Cash Equivalents at Beginning of Period        4,254,708     7,376,472

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,750,630  $  4,639,662

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  9,097,445  $  8,223,509
  Income taxes                                       $  2,805,000  $  4,596,254
  Preferred stock dividends                          $    531,000  $    628,475
See Notes to Consolidated Financial Statements.
                                    -9-















                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________






Cash Flows from Operating Activities:
 Net Income                                          $ 15,253,982  $ 11,433,102
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,522,703     7,687,633
   Write-down of non-utility property and other
    investments                                           429,121       476,378
   Gain on sale of land                                              (1,685,521)
   Decrease (increase) in deferred charges                624,973    (3,685,795)
   Deferred income taxes and investment tax
    credits - net                                       3,957,111     3,113,197
   Capitalized interest and AFUDC                      (4,982,154)   (1,709,753)
   Other operating activities-net                         444,281      (423,873)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,141,464)    1,037,876
     Unbilled revenues                                   (919,103)      369,129
     Accounts payable and other liabilities             1,873,906     1,632,705
     Accrued/prepaid interest and taxes                 1,190,873    (2,427,945)
     Other                                                139,649       (35,105)

                                                     ____________  ____________
      Net cash provided by operating activities        23,393,878    15,782,028

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   331     2,029,288
 Proceeds from issuance of debentures                                50,000,000
 Proceeds from issuance of common stock                22,997,921    25,752,099
 Repayment of long-term debt                             (472,800)  (50,265,000)
 Contributions and advances for construction-net        2,367,785     3,153,862
 Net increase (decrease) in notes payable - banks      51,000,000     4,000,000
 Dividends paid on common stock                       (14,303,357)  (12,365,119)

                                                     ____________  ____________
     Net cash provided by financing activities         61,589,880    22,305,130

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (87,716,088)  (44,235,401)
 Development costs of land                               (156,702)     (137,507)
 Proceeds from sale of land                                           1,689,282

                                                     ____________  ____________
     Cash used for investing activities               (87,872,790)  (42,683,626)

                                                     ____________  ____________
Net Decrease in Cash and Cash Equivalents              (2,889,032)   (4,596,468)
Cash and Cash Equivalents at Beginning of Period        4,639,662     9,236,130

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,750,630  $  4,639,662

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,290,652  $ 11,864,885
  Income taxes                                       $  4,980,000  $  6,990,813
  Preferred stock dividends                          $    708,000  $    890,975
See Notes to Consolidated Financial Statements.
                                    -10-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                        Three Months Ended
                                                           September 30,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $ 30,451,380  $ 27,369,703

                                                    ____________  ____________

Operating Expenses:
  Operation                                           11,276,624    10,351,504
  Maintenance                                          1,537,768     1,635,510
  Depreciation                                         2,253,330     1,975,572
  Revenue taxes                                        3,842,174     3,479,035
  Real estate, payroll and other taxes                   702,069       631,515
  Federal income taxes                                 2,754,704     2,320,716

                                                    ____________  ____________
        Total operating expenses                      22,366,669    20,393,852

                                                    ____________  ____________

Operating Income                                       8,084,711     6,975,851

                                                    ____________  ____________

Other Income (Expense):
  Litigation settlement                                               (932,203)
  Allowance for equity funds used
   during construction                                   690,238       316,282
  Federal income taxes                                  (277,735)      164,000
  Other - net                                            103,289       133,568

                                                    ____________  ____________
        Total other income (expense)                     515,792      (318,353)

                                                    ____________  ____________

Total Operating and Other Income                       8,600,503     6,657,498

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,693,512     2,693,560
  Other interest expense - net                           648,538        10,987
  Allowance for debt funds used
   during construction                                  (542,426)     (220,867)
  Amortization of debt discount - net                     80,889        80,889

                                                    ____________  ____________
        Total interest charges                         2,880,513     2,564,569

                                                    ____________  ____________

Income Before Preferred Stock Dividends                5,719,990     4,092,929
Preferred Stock Dividends                                203,250       203,250

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $  5,516,740  $  3,889,679

                                                    ____________  ____________









                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                         Nine Months Ended
                                                           September 30,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $ 82,727,164  $ 77,235,460

                                                    ____________  ____________

Operating Expenses:
  Operation                                           32,340,147    30,685,863
  Maintenance                                          4,444,758     4,834,087
  Depreciation                                         6,511,961     5,849,438
  Revenue taxes                                       10,374,562     9,718,032
  Real estate, payroll and other taxes                 2,088,017     2,055,117
  Federal income taxes                                 6,434,561     5,593,010

                                                    ____________  ____________
        Total operating expenses                      62,194,006    58,735,547

                                                    ____________  ____________

Operating Income                                      20,533,158    18,499,913

                                                    ____________  ____________

Other Income:
  Litigation settlement                                               (932,203)
  Allowance for equity funds used
   during construction                                 2,059,203       650,563
  Federal income taxes                                  (829,576)       (6,214)
  Other - net                                            311,012       299,916

                                                    ____________  ____________
        Total other income                             1,540,639        12,062

                                                    ____________  ____________

Total Operating and Other Income                      22,073,797    18,511,975

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           8,080,633     8,080,451
  Other interest expense - net                         1,688,643        15,061
  Allowance for debt funds used
   during construction                                (1,687,991)     (480,778)








  Amortization of debt discount - net                    242,667       238,756

                                                    ____________  ____________
        Total interest charges                         8,323,952     7,853,490

                                                    ____________  ____________

Income Before Preferred Stock Dividends               13,749,845    10,658,485
Preferred Stock Dividends                                609,750       655,767

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $ 13,140,095  $ 10,002,718

                                                    ____________  ____________

                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                        Twelve Months Ended
                                                           September 30,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $107,524,209  $101,284,584

                                                    ____________  ____________

Operating Expenses:
  Operation                                           42,377,264    41,027,833
  Maintenance                                          6,234,443     6,204,924
  Depreciation                                         8,522,703     7,687,633
  Revenue taxes                                       13,404,691    12,664,108
  Real estate, payroll and other taxes                 2,749,967     2,642,366
  Federal income taxes                                 8,017,947     7,115,705

                                                    ____________  ____________
        Total operating expenses                      81,307,015    77,342,569

                                                    ____________  ____________

Operating Income                                      26,217,194    23,942,015

                                                    ____________  ____________

Other Income:
  Litigation settlement                                               (932,203)
  Allowance for equity funds used
   during construction                                 2,586,773       759,363
  Federal income taxes                                (1,060,961)      (59,090)








  Other - net                                            444,018       335,064

                                                    ____________  ____________
        Total other income                             1,969,830       103,134

                                                    ____________  ____________

Total Operating and Other Income                      28,187,024    24,045,149

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          10,774,190    10,882,318
  Other interest expense - net                         1,849,089        23,749
  Allowance for debt funds used
   during construction                                (2,074,314)     (572,414)
  Amortization of debt discount - net                    323,557       300,548

                                                    ____________  ____________
        Total interest charges                        10,872,522    10,634,201

                                                    ____________  ____________

Income Before Preferred Stock Dividends               17,314,502    13,410,948
Preferred Stock Dividends                                808,030       918,267

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $ 16,506,472  $ 12,492,681

                                                    ____________  ____________

                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                     September 30,  December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant - At Original Cost:
 Utility plant in service                           $489,051,668   $469,172,575
 Construction work in progress                        90,213,830     55,739,951

                                                    ____________   ____________
       Total utility plant                           579,265,498    524,912,526
 Less accumulated depreciation and amortization       93,682,913     87,456,550

                                                    ____________   ____________
       Utility plant - net                           485,582,585    437,455,976

                                                    ____________   ____________



Non-utility Property                                      83,964         85,690

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             1,121,580      1,485,115
 Customer and other accounts receivable
  (less reserve: 1995, $456,181; 1994, $463,000)      16,141,747     12,350,802
 Unbilled revenues                                     8,934,538      7,161,483
 Materials and supplies-at average cost                1,547,180      1,724,969
 Prepaid insurance, taxes, other                       2,100,547      1,410,401
 Prepaid federal income taxes                                         1,344,630

                                                    ____________   ____________
       Total current assets                           29,845,592     25,477,400

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 693,916        926,142
 Waste residual management                               366,714        325,785
 Unamortized debt and preferred stock expenses         8,611,533      8,902,271
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,587,906      2,077,051
 Purchased water under recovery-net                       46,530        314,128
 Other unamortized expenses                            1,828,513        944,414

                                                    ____________   ____________
       Total deferred charges                         40,474,169     39,828,848

                                                    ____________   ____________

           Total                                    $555,986,310   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                     September 30,  December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholder's equity                        $175,326,154   $151,624,255
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                141,919,804    141,908,430

                                                    ____________   ____________
       Total capitalization                          329,245,958    305,532,685

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                55,000,000     23,000,000
 Long-term debt - current portion                         30,000         42,000
 Accounts payable and other liabilities               11,813,229     18,165,522
 Customers' deposits                                     299,535        278,895
 Municipal and state taxes accrued                    10,628,828     12,831,524
 Federal income taxes accrued                          2,054,579
 Interest accrued                                      2,403,481      2,828,464
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      82,288,652     57,205,405

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 44,274,701     45,554,476
 Federal income taxes                                 62,086,904     60,109,244
 Unamortized investment tax credits                    8,517,201      8,650,537
 Accumulated postretirement benefits                   2,848,269      2,077,051

                                                    ____________   ____________
       Total deferred credits                        117,727,075    116,391,308

                                                    ____________   ____________



Contributions in Aid of Construction                  26,724,625     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)

           Total                                    $555,986,310   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                    September 30,   December 31,
                                                        1995            1994

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1995 and 1994,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                   110,347,767      88,868,632
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  49,722,487      47,499,723

                                                   ____________    ____________
    Total common shareholder's equity               175,326,154     151,624,255

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

                                                   ____________     ___________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            125,000         144,300

                                                   ____________    ____________
    Total long-term debt                            143,125,000     143,144,300
    Unamortized discount - net                       (1,205,196)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt - net                    141,919,804     141,908,430

                                                   ____________    ____________

          Total capitalization                     $329,245,958    $305,532,685

                                                   ____________    ____________

                                                   ____________    ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                   Nine Months       Year
                                                      Ended         Ended
                                                   September 30, December 31,
                                                       1995         1994

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    88,868,632    63,522,594
   Capital contributed by parent company            21,479,135    25,346,038

                                                  ____________  ____________
  Balance at End of Period                         110,347,767    88,868,632

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    47,499,721    46,986,485
   Income Before Preferred Stock
    Dividends                                       13,749,845    14,223,142
   Dividends on Common Stock                       (10,917,329)  (12,855,857)
   Preferred Stock Dividends                          (609,750)     (854,047)

                                                  ____________  ____________
  Balance at End of Period                          49,722,487    47,499,723

                                                  ____________  ____________

Total Common Shareholder's Equity                 $175,326,154  $151,624,255

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  5,719,990  $  4,092,929
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         2,253,330     1,975,572
   Decrease (increase) in deferred charges                610,792      (492,196)
   Deferred income taxes and investment tax
    credits - net                                         616,033       594,011
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,232,664)     (537,149)
   Other operating activities-net                          24,044       (21,489)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,161,150)     (783,967)
     Unbilled revenues                                   (601,008)      101,240
     Accounts payable and other liabilities             1,732,261     2,632,000
     Accrued/prepaid interest and taxes                (3,748,873)   (4,127,364)
     Other                                                 49,541        50,735

                                                     ____________  ____________
      Net cash provided by operating activities         2,262,296     3,484,322

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                  (3)
 Capital contributed by parent company                  1,685,769     2,507,257
 Repayment of long-term debt                                1,700       (10,500)
 Contributions and advances for construction-net         (479,150)    1,367,089
 Net increase in notes payable - banks                 21,000,000     4,000,000
 Dividends paid on common and preferred stock          (3,963,613)   (3,531,212)

                                                     ____________  ____________
      Net cash provided by financing activities        18,244,706     4,332,631

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (20,927,950)  (20,129,242)
 Increase in short-term investments                                  14,012,000

                                                     ____________  ____________
      Cash used for investing activities              (20,927,950)   (6,117,242)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents     (420,948)    1,699,711
Cash and Cash Equivalents at Beginning of Period        1,542,528       673,803

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,121,580  $  2,373,514

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,303,056  $  3,005,482
  Income taxes                                       $  1,750,000  $  1,941,254
  Preferred stock dividends                          $    177,000  $    177,000







See Notes to Consolidated Financial Statements.
                                    -18-











                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 13,749,845  $ 10,658,485
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         6,511,961     5,849,438
   Increase in deferred charges                          (134,466)   (1,941,323)
   Deferred income taxes and investment tax
    credits - net                                       1,844,324     1,786,572
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (3,747,194)   (1,131,341)
   Other operating activities-net                         214,011       (59,770)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,790,945)     (532,029)
     Unbilled revenues                                 (1,773,055)     (767,113)
     Accounts payable and other liabilities            (6,343,653)      347,608
     Accrued/prepaid interest and taxes                    81,384    (2,872,865)
     Other                                                177,789       (63,127)

                                                     ____________  ____________
      Net cash provided by operating activities         6,790,001    11,274,535

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             381,975
 Capital contributed by parent company                 21,479,135    23,984,576
 Repayment of long-term debt                              (19,300)      (31,500)
 Contributions and advances for construction-net        1,726,334     2,812,153
 Net increase (decrease) in notes payable - banks      32,000,000     4,000,000
 Dividends paid on common and preferred stock         (11,448,329)  (10,155,774)

                                                     ____________  ____________
       Net cash provided by financing activities       43,737,840    20,991,430

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (50,891,376)  (33,155,907)

                                                     ____________  ____________
       Cash used for investing activities             (50,891,376)  (33,155,907)

                                                     ____________  ____________

Net Decrease in Cash and Cash Equivalents                (363,535)     (889,942)
Cash and Cash Equivalents at Beginning of Period        1,485,115     3,263,456

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,121,580  $  2,373,514







                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  8,505,129  $  7,807,654
  Income taxes                                       $  2,805,000  $  4,596,254
  Preferred stock dividends                          $    531,000  $    628,475

See Notes to Consolidated Financial Statements.

                                    -19-















                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                             September 30,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 17,314,502  $ 13,410,948
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,522,703     7,687,633
   Gain on sale of land                                                (122,400)
   Decrease (increase) in deferred charges                760,804    (3,733,648)
   Deferred income taxes and investment tax
    credits - net                                       4,314,286     3,283,498
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (4,661,087)   (1,331,777)
   Other operating activities-net                         142,879      (470,745)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (3,721,733)    1,032,366
     Unbilled revenues                                   (919,103)      369,129
     Accounts payable and other liabilities             1,856,765     1,638,890
     Accrued/prepaid interest and taxes                 1,489,462    (1,974,671)
     Other                                                139,650       (35,105)

                                                     ____________  ____________
      Net cash provided by operating activities        25,239,128    19,754,118

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   331     2,029,288
 Capital contributed by parent company                 22,840,597    27,142,144
 Proceeds from issuance of debentures                                50,000,000
 Repayment of long-term debt                              (29,800)  (50,042,000)
 Contributions and advances for construction-net        2,367,785     3,153,862
 Net increase in notes payable - banks                 51,000,000     4,000,000
 Dividends paid on common and preferred stock         (14,953,887)  (13,283,386)

                                                     ____________  ____________
      Net cash provided by financing activities        61,225,026    22,999,908







                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (87,716,088)  (44,218,911)
 Selling costs of land                                                   (1,600)
 Sale of land                                                           124,000

                                                     ____________  ____________
      Cash used for investing activities              (87,716,088)  (44,096,511)

                                                     ____________  ____________

Net Decrease in Cash and Cash Equivalents              (1,251,934)   (1,342,485)
Cash and Cash Equivalents at Beginning of Period        2,373,514     3,715,999

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  1,121,580  $  2,373,514

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 10,650,313  $ 11,543,153
  Income taxes                                       $  4,980,000  $  6,990,813
  Preferred stock dividends                          $    708,000  $    890,975

See Notes to Consolidated Financial Statements.

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

 3.  CAPITALIZATION
     In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $16,912,405. The net proceeds were used to fund equity contributions to Elizabethtown totalling $16,900,000. These equity contributions have been used to repay short-term debt which had been issued under Elizabethtown's revolving credit agreement (see below) to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Canal Road Water Treatment Plant (Plant) (see Note 8). E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRIP). E'town contributed $4,579,135 from the proceeds of DRIP issuances to Elizabethtown for the nine months ended
     September 30, 1995.

 4.  LINES OF CREDIT
     In July 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time
     Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further



                                    -21-
     provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to
     1. As of September 30, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 49%. For the twelve months ended September 30, 1995, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.2 to 1. At September 30, 1995, Elizabethtown had short-term borrowings outstanding of $55,000,000 under the Agreement at interest rates from 5.99% to 6.23%, at a weighted average interest rate of 6.08%. E'town has $20,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement of which $17,000,000 is available to Elizabethtown.

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

 6.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utility Property and Other Investments at
     September 30, 1995 is $12,048,749 of investments in various parcels of land in New Jersey which are either held for sale or are in the process of being zoned and permitted with the intent of offering these properties for future sale. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were, being sought. Based upon independent appraisals received at various times, prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1995, after the adjustments to the Mansfield property discussed below.

     Properties continues to seek permits and more favorable zoning treatment for its Mansfield, New Jersey property and, accordingly, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly.
     This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, based upon the appraisals, the net realizable value of the property has remained constant. Charges of $112,328, $330,521 and $429,121 for the three, nine and twelve months ended September 30, 1995, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is


                                      -22-
     ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

     In January 1995, Properties entered into an agreement to sell a significant parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other events have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

 7.  REGULATORY MATTERS
     Rates
     In late November or early December 1995, Elizabethtown expects to petition the BPU for an increase in annual rates of approximately $31.8 million or 30%. The predominant portion of the increase is intended to recover financing and operating costs of the Canal Road Water Treatment Plant which is expected to be complete in late 1996.
     A smaller portion of the increase is being requested to recover increases in financing and operating costs since rates were last established in March 1995. In light of the approval by the BPU of the 1993 Plant Stipulation (discussed below) and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief but we cannot predict the ultimate outcome of any rate proceeding.

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

On July 7, 1995 the BPU approved a Stipulation for a decrease in rates under a Purchased Water Adjustment Clause (PWAC). The Stipulation resulted in a decrease in rates for the PWAC, effective July 13, 1995 of $209,033. This Stipulation reflects the decrease in rates for water purchased by Elizabethtown from the New Jersey Water Supply Authority.

On June 26, 1995, Mount Holly petitioned the BPU for an increase in annual rates, to take place in two phases, resulting in increases of 30.8% and 77.2%, respectively, in excess of current rates. In the first phase rates would be increased by $851,171 and in the second phase by $2,794,002. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly to supply a substantial portion of its customers and to treat and pump the water into its Mount Holly system. This project is deemed to be the most cost-effective alternative available to Mount Holly to comply with recent State legislation which restricts the amount of water that can be withdrawn from the aquifer in certain areas of Southern New Jersey. The project is currently estimated to cost $16,500,000 and is expected to be completed by the end of 1996. A decision by the BPU on Mount Holly's petition is expected in the first quarter of 1996. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of the rate proceeding at this time.

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

Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the Allowance for Funds Used During Construction (AFUDC) for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation for the twelve months ended September 30, 1995 was 2.7 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will be not required.

8.   COMMITMENTS AND CONTINGENT LIABILITIES
     Capital expenditures for the three-year period ended December 31, 1997 are estimated to be $171,500,000, of which $170,400,000 is for Elizabethtown's and Mount Holly's water utility plant ($149,500,000 for Elizabethtown and $20,900,000 for Mount Holly) and $1,100,000 is for real estate-related expenditures and AWM.

     Canal Road Water Treatment Plant
     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant.
     The current estimated cost of the Plant is approximately $100,000,000, excluding AFUDC. As of September 30, 1995, the Company has expended $66,761,651, excluding AFUDC of $5,476,078, on the Plant.

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

 9.  LEGAL MATTERS
     As previously reported several lawsuits had been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in 1989 resulting in damage to property stored at that facility. It had also been previously reported that Elizabethtown's exposure should not exceed $1,500,000. This matter has been settled resulting in a liability to Elizabethtown of approximately $114,000. A provision for this estimated liability was previously recorded.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties) and Applied Watershed Management, L.L.C.(AWM), a 65%-owned joint venture. The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed less than 1% of the Company's consolidated operating revenues for the twelve months ended September 30, 1995. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at September 30, 1995, and the results of operations for the three, nine and twelve months ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

    Capital expenditures, primarily for water utility plant, were $51.0 million for the first nine months of 1995. Capital expenditures for the three-year period ending December 31, 1997 are estimated to be $171.5 million, of which $170.4 million is for water utility plant ($149.5 million for Elizabethtown and $20.9 million for Mount Holly), and $1.1 million is for real estate-related expenditures and AWM.

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

     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant. The current estimated cost of the Plant is approximately

$100 million, excluding an Allowance for Funds Used During Construction (AFUDC). AFUDC is a non-cash credit on the Statements of Income, and is added to the construction cost of the project and is included in rate base for recovery in rates during the projects' useful life. As of September 30, 1995, the Company has expended
$66.8 million, excluding AFUDC of $5.5 million on the Plant. The project is proceeding on schedule, the construction contract remains on budget, and the project is expected to be completed in mid-1996. Elizabethtown intends to file for rate relief in late November or early December 1995, a major portion of which will relate to the Plant (See Economic Outlook-Elizabethtown and Subsidiary.)

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (the 1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant is necessary and the Company's estimate regarding the Plant's cost ($87 million at that time), and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any twelve-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior twelve months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation, for the twelve months ended September 30, 1995 was 2.7 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will not be required.

Mount Holly

    To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, State legislation is requiring Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received preliminary approvals from the New Jersey Department of Environmental Protection for its conceptual plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million and is expected to be completed by the end of 1996. The land for the supply and treatment facilities has been purchased and test wells have been drilled and evaluated.

     On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases resulting in increases of 30.8% and 77.2%, respectively, in excess of current rates. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of the Mansfield Project as well as other planned capital improvements. The Mansfield project is deemed to be the most cost-effective alternative available to Mount Holly to comply with the legislation discussed above. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to the State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of the rate proceeding at this time.

CAPITAL RESOURCES

    For the three-year period ending December 31, 1997, Elizabethtown, including Mount Holly, estimates 30% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). Management believes that the Company will be able to finance the balance with a combination of capital contributions from the proceeds of E'town common stock sales, proceeds from the sale by Elizabethtown of preferred stock, long-term debentures and from tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings by Elizabethtown under its revolving credit agreement discussed below. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA (see below).

    In July 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of September 30, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 49%. For the twelve months ended September 30, 1995 Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.2 to 1. At September 30, 1995, Elizabethtown had short-term borrowings outstanding of $55.0 million under the Agreement at interest rates from 5.99% to 6.23%, at a weighted average interest rate of 6.08%. E'town has $20.0 million of uncommitted lines of credit with several banks in addition to the lines under the Agreement of which $17.0 million is available to Elizabethtown.

     In September 1995, E'town issued 660,000 shares of common stock for net proceeds of $17.0 million. The proceeds were used to fund equity contributions to Elizabethtown totalling $16.9 million. These equity contributions have been used to repay short-term debt which had been issued under Elizabethtown's revolving credit agreement to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Canal Road Water Treatment Plant. E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRIP). E'town contributed $4.6 million from proceeds of DRIP issuances to Elizabethtown for the nine months ended September 30, 1995.

    In late 1995, Elizabethtown intends to issue approximately
$40 million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.

RESULTS OF OPERATIONS

     Net Income for the three months ended September 30, 1995 was $5.2 million or $.69 per share on a primary basis as compared to $3.7 million or $.56 per share for the comparable 1994 period. An increase in operating income of $1.0 million combined with an increase in AFUDC of $.7 million, offset against a non-recurring charge due to litigation of $.9 million in September 1994, accounted for the predominant portion of the increase. Earnings per share was further affected by a 14% increase the average number of common shares outstanding for the three month period.

     Net Income for the nine months ended September 30, 1995 was $12.3 million or $1.77 per share on a primary basis as compared to $9.2 million or $1.51 per share for the comparable 1994 period. An increase in operating income of $1.9 million combined with an increase in AFUDC of $2.6 million, offset against a non-recurring charge due to litigation of $.9 million in September 1994, accounted for the predominant portion of the increase. Earnings per share was further affected by a 14% increase in the average number of common shares outstanding for the nine month period.

    Net Income for the twelve months ended September 30, 1995 was $15.3 million or $2.22 per share on a primary basis as compared to $11.4 million or $1.92 per share for the comparable 1994 period. An increase in water consumption resulting in increased revenues of $2.7 million and the effect of an increase in rates of $3.6 million in February 1995, offset against a non-recurring charge due to litigation of $.9 million in September 1994 contributed to an increase in earnings for the twelve months ending September 30, 1995 compared to the twelve months ending September 30, 1994. Earnings per share was further affected by a 15% increase in the average number of common shares outstanding for the twelve-month period.

    Operating Revenues increased $3.1 million or 11.3% for the three months ended September 30, 1995 compared to the comparable period in 1994. Included in this increase is $1.3 million which relates to a rate increase for Elizabethtown, effective February 1, 1995. Sales to retail customers related to water consumption due to abnormally hot, dry summer weather increased by $1.5 million. Sales to other water systems related to water consumption increased less than $1.0 million.

                                   -29-
Sales to large industrial customers increased by $.1 million. Due to normal growth within the service territory, fire service revenues increased by $.1 million.

     Operating revenues increased $5.5 million or 7.1% for the nine months ended September 30, 1995 compared to the comparable period in 1994. Included in this increase, is $3.5 million which relates to the rate increase for Elizabethtown effective February 1, 1995. Sales to retail customers related to water consumption due to abnormally hot, dry summer weather increased by $1.7 million. Sales to other water systems related to water consumption decreased by $.3 million and sales to large industrial customers related to water consumption increased by $.3 million. Fire service revenues increased by $.3 million.

    Operating Revenues increased $6.2 million or 6.2% for the twelve months ended September 30, 1995 over the comparable period in 1994. Included in this increase is $3.6 million which relates to the effect of a $5.3 million rate increase effective February 1, 1995. Also, sales to retail customers related to water consumption due to abnormally hot, dry summer weather increased $2.0 million, sales to other water systems related to water consumption decreased $.2 million and sales to industrial and fire service customers related to water consumption increased by $.5 million and $.3 million, respectively.

    Operation Expenses increased $1.0 million or 9.4%, $1.7 million or 5.4% and $1.3 million or 3.0% for the three, nine and twelve months ended September 30, 1995, respectively, compared to the comparable periods in 1994. The increases are due primarily to increased costs for labor, benefits and miscellaneous expenses. Benefit costs increased due primarily to an increase in the actuarially calculated pension expense.

    Maintenance Expenses decreased $.1 million or 6.0% and $.4 million or 8.1% and increased less than $.1 million or .5% for the three, nine, and twelve months ended September 30, 1995, respectively, compared to the comparable periods in 1994. The decreases for the three and nine month periods are due to expenditures for the effects of unusually harsh winter weather in the first quarter of 1994 and a reduction in unplanned maintenance expenditures. The increase for the twelve month period is due to an increased level of preventive maintenance at various operating facilities throughout the Company.

    Depreciation Expense increased $.3 million or 14.1%, $.7 million or 11.3% and $.8 million or 10.9% for the three, nine and twelve month periods ended September 30, 1995, respectively, compared to the comparable periods in 1994. The increases are due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service.

    Revenue Taxes increased $.4 million or 10.4%, $.7 million or 6.8% and $.7 million or 5.8% for the three, nine and twelve month periods ended September 30, 1995 compared to the 1994 periods due to increases in the revenues on which these taxes are calculated.

    Real Estate, Payroll and Other Taxes increased less than
$.1 million for both the three and nine month periods and increased $.1 million for the twelve month period ended September 30, 1995, respectively, compared to the comparable periods in 1994. The increase for the twelve month period is due primarily to payroll taxes resulting from labor cost increases. Federal Income Taxes increased $.5 million or 23.4%, $.9 million or 17.0% and $.9 million or 13.7% for the three, nine and twelve month periods ended September 30, 1995, compared to the comparable periods in 1994 due to the changes in the components of taxable income discussed herein. Included in the changes for the nine and twelve month periods is a charge of $.2 million and a refund of $.2 million for Federal income taxes related to the results of the recently concluded Internal Revenue Service examination.

     Other Income increased $.8 million, $1.6 million and $1.9 million for the three, nine and twelve month periods ended September 30, 1995, compared to the comparable periods in 1994. Included in these net increases is a litigation settlement of $.9 million in September 1994. In addition, increases in the equity component of AFUDC of $.4 million, $1.4 million and $1.8 million for the three, nine and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Federal income taxes, as a result of all of the above, increased $.4 million, $.8 million and $1.0 million for the three, nine and twelve month periods, respectively.

    Total Interest Charges increased $.3 million or 12.0%, $.4 million or 5.1% and $.5 million or 4.3% for the three, nine and twelve month periods ended September 30, 1995, compared to the 1994 amounts. The increases are the result of a higher level of borrowings under the Agreement offset by increases in the debt component of AFUDC of $.3 million, $1.2 million and $1.5 million for the three, nine and twelve month periods ended September 30, 1995, respectively. Included in the net changes in interest expense for the nine and twelve month periods ended September 30, 1995 is interest of $.2 million on refunds of Federal income taxes which the Corporation received related to 1984 and 1985.

     Preferred Stock Dividends decreased less than $.1 million and $.1 million for the twelve month period ended September 30, 1995 due to savings from the refinancing of the $8.75 series preferred stock with $5.90 series preferred stock in March 1994.

ECONOMIC OUTLOOK

    Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to obtain timely and adequate rate relief, generate adequate earnings and, to a lesser degree, the ability of Properties, E'town and AWM to generate earnings from their unregulated businesses.

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

    The timing and amount of rate increases obtained by Elizabethtown and Mount Holly, as well as various other factors, including weather, customer usage, the magnitude and timing of capital expenditures and the rate of growth of revenues and expenditures, will affect earnings for the remainder of 1995 and in 1996. Elizabethtown and Mount Holly expect that upon the completion and successful reflection in rates of their respective new utility plant projects, discussed above, their capital requirements for utility plant should decrease, thereby reducing the need for rate increases and external financing.

     In late November or early December 1995, Elizabethtown expects to petition the BPU for an increase in annual rates of approximately $31.8 million or 30%. The predominant portion of the increase is intended to recover the financing and operating costs of the Canal Road Water Treatment Plant which is expected to be complete in late 1996. A smaller portion of the increase is being requested to recover increases in financing and operating costs since rates were last established in March 1995. In light of the approval by the BPU of the 1993 Plant Stipulation and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief but cannot predict the ultimate outcome of any rate proceeding.

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

     In June 1995, Mount Holly petitioned the BPU for a significant increase in rates, to take place in two phases. A decision by the BPU regarding this request is expected in the Spring of 1996. (See
Liquidity and Capital Resources).

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

Properties

    Included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at September 30, 1995 is
$12.0 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1995, after the adjustments to the Mansfield property discussed below.

    Properties continues to seek permits and more favorable zoning treatment for its Mansfield, New Jersey property and, accordingly, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while based upon the appraisals, the estimated net realizable value of the property remains constant. Charges of $.1 million, $.3 million and $.4 million for the three, nine and twelve months ended September 30, 1995, respectively, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of net realizable value of the property should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

    In January 1995, Properties entered into an agreement to sell a significant parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other events have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

PART II - OTHER INFORMATION

   Item 1:

     Legal Proceedings
     As previously reported several lawsuits had been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. It had also been previously reported that Elizabethtown's exposure should not exceed $1,500,000. This matter has been settled resulting in a liability to Elizabethtown of approximately $114,000. A provision for this estimated liability was previously recorded.


   Items 2 - 5:
     Nothing to report.


   Item 6(a) - Exhibits


   Exhibits to Part I:

          Exhibit 11 - E'town Corporation and Subsidiaries - Statement
                       Regarding Computation of per Share Earnings

          Exhibit 12 - Elizabethtown Water Company - Computation of
                       Ratio of Earnings to Fixed Charges and
                       Preferred Dividends and Computation of Ratio of Earnings to Fixed Charges

          Exhibit 27 - E'town Corporation and Subsidiaries and
                       Elizabethtown Water Company and Subsidiary -
                       Financial Data Schedules


     Exhibits to Part II:

          Exhibit 10 - Elizabethtown Water Company - Supplemental
                       Executive Retirement Plan


   Item 6(b) - Reports on Form 8-K
                 None

                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES

                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    November 13, 1995        E'TOWN CORPORATION



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