Form 10-K
period 1995-12-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1996-03-29
CIK 764403, 32379

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
     (Mark One)
     [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1995
                                          OR
     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             Commission file number 1-11023
                                  E'TOWN CORPORATION
                   (Exact name of registrant as specified in its charter)

          New Jersey                                   22-2596330
   (State of incorporation)                (I.R.S. Employer Identification No.)
   600 South Avenue
   Westfield, New Jersey                                 07090
   (Address of principal executive offices)            (Zip Code)
    Registrant's telephone number, including area code:      (908) 654-1234

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock, without par value                 New York Stock Exchange

                           Commission file number 0-628
                            ELIZABETHTOWN WATER COMPANY
                (Exact name of registrant as specified in its charter)

      New Jersey                                       22-1683171
(State of incorporation)                   (I.R.S. Employer Identification No.)
600 South Avenue
Westfield, New Jersey                                    07090
(Address of principal executive offices)               (Zip Code)
 Registrant's telephone number, including area code:         (908) 654-1234

      Securities reSecurities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
      None                                          None

             Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secrities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__  No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

On December 31, 1995, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $226,636,460.




On December 31, 1995, there were 7,523,202 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of E'town Corporation.

Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1995.
Part III incorporates information by reference from the definitive Proxy Statement in connection with E'town Corporation's Annual Meeting of Shareholders to be held on May 16, 1996.










                               E'TOWN CORPORATION
                           ELIZABETHTOWN WATER COMPANY
                         1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I

ITEM                                                                     PAGE

____                                                                     ____


  1.  Business......................................................        1
         Organization...............................................        1
         Service Area and Customers.................................        1
         Water Supply...............................................        2
         Water Treatment Facilities and
          Water Quality Regulations.................................        3
         Transmission and Distribution..............................        6
         Energy Supply..............................................        6
         Environmental Matters......................................        7
         Franchises.................................................        8
         Employee Relations.........................................        8
         Rate Matters...............................................        8
         Real Estate Matters........................................        9
         Executive Officers of the Corporation and Elizabethtown....       11

  2.  Properties....................................................       12

  3.  Legal Proceedings.............................................       12

  4.  Submission of Matters to a Vote of
       Security Holders.............................................       12


PART II

ITEM

____


  5.  Market for the Corporation's Common Stock and
       Related Stockholder Matters..................................       12

  6.  Selected Financial Data.......................................       13

  7.  Management's Discussion and Analysis of
       Consolidated Financial Condition and
       Results of Operations.........................................      14

  8.  Financial Statements and Supplementary Data...................       23







  9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure.......................       23









PART III

ITEM                                                                     PAGE

____                                                                     ____


 10.  Directors and Executive Officers of the Registrant............       23

 11.  Executive Compensation........................................       23

 12.  Security Ownership of Certain Beneficial
       Owners and Management........................................       23

 13.  Certain Relationships and Related
       Transactions.................................................       23


PART IV

ITEM

____


 14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K..........................................       23

SIGNATURES...........................................................      26

APPENDIX I

      Elizabethtown Water Company and Subsidiary
      Consolidated Financial Statements for the Years
      Ended December 31, 1995, 1994 and 1993 and
      Independent Auditors' Report

                         E'TOWN CORPORATION

                    ELIZABETHTOWN WATER COMPANY

                             Form 10-K

                            Annual Report

                For the year ended December 31, 1995


                               PART I

ITEM 1.   Business

ORGANIZATION

     E'town Corporation (E'town or Corporation) was incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings.

     Elizabethtown and Mount Holly are engaged in the distribution of water for domestic, commercial, industrial and fire protection purposes and for resale by other water companies and public bodies.

     Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Princeton and Somerville Water Companies were merged into Elizabethtown in 1973, and, as of January 1, 1977, Bound Brook Water Company was also merged into Elizabethtown. Elizabethtown owns all of the common stock of Mount Holly which contributed approximately 3% of the Company's consolidated operating revenues for 1995.

SERVICE AREA AND CUSTOMERS

     At December 31, 1995 Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers served through 195,375 meters in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in the central part of New Jersey.
Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of eight additional municipalities with their own retail water systems and of three other investor-owned water companies. Water for fire protection service is provided to 53 municipalities and also to commercial and industrial establishments.

     The Company's operating revenues by major classifications for the twelve months ending December 31, 1995 are as follows:

           General customers                             62.2%
           Sales to other systems                        17.3%
           Larger industrial customers                    7.3%
           Fire protection service/miscellaneous         13.2%

     The systems are substantially all metered except for fire service.

     Additional operating statistics appear on page 13.

WATER SUPPLY

     The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1995, Elizabethtown's pumpage averaged
132.5 million gallons per day (MGD) and Mount Holly's pumpage averaged
3.6 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current needs of their customers. Mount Holly plans to construct additional facilities, as discussed below, to augment its water supplies.

     In 1995, surface water sources supplied approximately 88% of Elizabethtown's supply with wells supplying the remaining 12%. All of Mount Holly's water is produced from wells.

     Substantially all of Elizabethtown's surface water is purchased under a long-term contract with the New Jersey Water Supply Authority (NJWSA) which requires Elizabethtown to purchase (i) 32 MGD from the state-owned Delaware and Raritan Canal which transports water from the Delaware River Basin plus (ii) 70 MGD from the Raritan River Basin which includes the state-owned Spruce Run-Round Valley Reservoir System. The safe yield of the Raritan River Basin and the Delaware and Raritan Canal is 225 MGD of which 151 MGD is presently allocated to Elizabethtown and others. The NJWSA has available and, as needed to meet system demand, Elizabethtown purchases, water over and above the Company's minimum purchase obligation.

    The Company continues to analyze the potential effect of federal and state regulations on the long-term capacity of Elizabethtown's wells. Since 1985, wells with an aggregate capacity of 11 MGD have been withdrawn from service due to more stringent federal and state regulations and increased groundwater contamination at certain well sites. Under state and federal regulations now in effect, Elizabethtown owns and operates wells with an aggregate safe daily yield of approximately 18 MGD. If regulations governing radionuclides in drinking water proposed by the United States Environmental Protection Agency (USEPA) are adopted, Elizabethtown's well capacity will decrease to about 13 MGD.


     All of Mount Holly's system delivery of 3.6 MGD in 1995 was supplied from wells. To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation will require Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has a plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million excluding an Allowance for Funds Used During Construction (AFUDC). Construction is expected to begin after issuance of the final water allocation diversion permit and is expected to be completed in 1997. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. Mount Holly has filed for rate relief relating to the Mansfield Project.

     On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The Company and Mount Holly believe that the permit in question will be upheld but cannot predict the outcome of the objection. In the event that the objection is successful and the permit is rescinded Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

WATER TREATMENT FACILITIES AND WATER QUALITY REGULATIONS

     Elizabethtown owns and operates a treatment plant at the confluence of the Raritan and Millstone Rivers adjacent to the Delaware and Raritan Canal to treat surface waters purchased from the NJWSA. The plant can withdraw water from any of these sources, which is an advantage in the event that one source becomes contaminated. The plant was placed in service in 1931 and has continually been upgraded since that time. Elizabethtown also operates smaller treatment facilities to treat groundwater produced by certain wells. Mount Holly operates similar groundwater treatment facilities.

     Both the USEPA and the NJDEP regulate the operation of Elizabethtown's and Mount Holly's water treatment and distribution systems and the quality of the water Elizabethtown and Mount Holly deliver to their customers. Currently, Elizabethtown and Mount Holly believe they are in compliance, in all material respects, with all present federal and state water quality standards, including all regulations promulgated to date by the USEPA pursuant to the Federal Safe Drinking Water Act, as amended (SDWA), and by the NJDEP pursuant to similar state legislation. Elizabethtown has included certain capital projects in its three-year capital expenditure plans which it anticipates will be necessary to comply with regulations that have been proposed by the USEPA and NJDEP. Recovery of the financing and operating costs of such improvements, plus those costs for any additional projects which cannot be foreseen at this time, will be requested in rates.

     Elizabethtown has responded to recent water quality regulations promulgated by NJDEP and the USEPA by replacing groundwater supplies with increased withdrawals of surface water. Accordingly, the proportion of supply produced from surface water has increased from 85% in 1986 to 88% in 1995. The Company expects this trend to continue because it is preferable from the standpoint of operational efficiency and cost to modify treatment processes and facilities at one or two large plants than to attempt to constantly upgrade treatment facilities at multiple well sites.

New Surface Water Treatment Plant

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant) to increase Elizabethtown's sustainable production capacity and provide the ability to continue to meet water quality regulations. In April 1994, the Company executed a lump-sum contract for the construction of the Plant, which will have an initial capacity of 40 MGD. Construction of the Plant is currently in progress. The current estimated cost of the Plant is approximately $100 million, excluding AFUDC. The Company has expended $83.0 million, excluding AFUDC of $7.2 million, on the Plant as of December 31, 1995. The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed during the third quarter of 1996.

     In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by all parties to the Company's petition filed in connection with the Plant which states that the parties affirm the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation also provides for a potential rate setting mechanism for the Plant during the construction period that has never been required to be triggered.

Water Quality Regulations

     As required by the SDWA, the USEPA has established maximum contaminant levels (MCLs) for various substances found in drinking water. As authorized by similar state legislation, the NJDEP has set MCLs for certain substances which are more restrictive than the MCLs set by the USEPA. In certain cases, the USEPA and NJDEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The NJDEP is also the USEPA's agent for enforcing the SDWA in New Jersey and, in that capacity, monitors the activities of Elizabethtown and Mount Holly and reviews the results of water quality tests performed by Elizabethtown and Mount Holly for adherence to applicable regulations.

     Regulations generally applicable to water utilities, including Elizabethtown and Mount Holly, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the MCLs proposed for radionuclides and the Surface Water Treatment Rule (SWTR).

Lead and Copper Rule

     The LCR requires Elizabethtown and Mount Holly to test the quantity of lead and copper in drinking water at the customer's tap and, if certain contaminant levels (action levels) are exceeded, to notify customers and initiate a public information campaign advising customers how to minimize exposure to lead and copper. The LCR also requires Elizabethtown to add corrosion inhibitors to water to minimize leaching of lead from piping, faucets and soldered joints into water consumed at the tap. Results from two separate tests completed during 1992 within Elizabethtown and Mount Holly's systems do not indicate lead and copper concentrations above the action levels. Accordingly, public notification and a public information campaign have not been required. Capital projects including corrosion inhibitor facilities for Elizabethtown will be completed later in 1996. Elizabethtown has requested that the costs of compliance be recovered in rates in the Company's pending rate proceeding.

Volatile Organic Compounds

     VOCs include various substances (primarily synthetic organic solvents) which have percolated into groundwater aquifers from surface sources. Elizabethtown has found VOCs in excess of the applicable MCLs in certain of its wells and has either suspended the use of such wells or constructed aeration towers which remove such contaminants from the water by venting them into the atmosphere. Because underground water flows are difficult to map, it is difficult to predict when and where contamination will occur in the future. To the extent that contamination in excess of applicable MCLs occurs at wells lacking aeration towers, Elizabethtown will consider building such facilities if feasible and cost effective, or closing such wells, thereby increasing its reliance on surface water. To date, Mount Holly has not been affected by VOC contamination.

Radionuclides

     Radionuclides are naturally occurring radioactive substances (primarily radon) found in groundwater. Like VOCs, radon can be removed from groundwater using aeration towers. If the MCLs proposed for all radionuclides are finally adopted, Elizabethtown believes that it will abandon wells with aggregate production capacity of approximately 5 MGD, thereby further increasing Elizabethtown's reliance on surface water.

Surface Water Treatment Rule

     The operation of Elizabethtown's existing Raritan-Millstone treatment plant is subject to the SWTR. Elizabethtown has assessed the plant's sustainable production capacity, assuming operation consistent with the requirements of the SWTR, and determined that improvements to the existing plant are necessary.

     Specifically, Elizabethtown has installed additional pumps to increase capacity and reliability at peak times and has constructed a new building to house offices and lab facilities. Also, Elizabethtown is replacing existing chlorine gas disinfection facilities with liquid sodium hypochlorite to improve community and employee safety and will install corrosion inhibitor facilities in conformance with the LCR.

TRANSMISSION AND DISTRIBUTION

     As of December 31, 1995, Elizabethtown Water Company's transmission and distribution system included 2,869 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or prestressed concrete pipe. Elizabethtown conducts an ongoing program costing approximately $1.0 million per year to clean and line its older cast iron mains. Such costs are capitalized and have been included in rate base in stipulations settling recent rate cases.

     As of December 31, 1995, Elizabethtown also had in service pumping equipment having capacities of 283 MGD for low lift pumping capacity, 577 MGD for system supply pumping capacity and 194 MGD for transfer booster pumping capacity. Distribution storage facilities as of December 31, 1995 consisted of standpipes, elevated and ground storage tanks and reservoirs with an aggregate capacity of 82 MG.
Such pumping, transmission and storage facilities are necessary to maintain adequate water pressures throughout the service territory. Failure to maintain pressures could adversely affect domestic service and impede local fire departments' efforts to fight fires, particularly during peak summer loads.

     On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures and initiates plans to construct pumping, transmission and storage facilities as needed.

ENERGY SUPPLY

     Elizabethtown pumps most of its water with electric power purchased from two major electric utilities. The Company is replacing certain electric pumps with natural gas fired pumps to reduce energy costs. Elizabethtown also has diesel powered pumping and generating facilities at its major treatment plants and at certain transfer stations to provide basic service during possible electrical shortages. Elizabethtown has not, to date, experienced any shortage of electric energy or diesel fuel to operate its pumps and has cooperated with its electric suppliers during their peak periods by operating non-electrical pumping facilities upon request.

ENVIRONMENTAL MATTERS

     Elizabethtown and Mount Holly are also subject to regulation by the NJDEP with respect to water supply plans and specifications for the construction, improvement, alteration and operation of public water supply systems and with respect to the quality of any residuals from treatment plants.

     As a normal by-product of treating surface water, Elizabethtown's existing surface water treatment plant generates silt removed from untreated river water plus residue from chemicals used in the treatment process. Historically, Elizabethtown had disposed of this material in landfills. As a result of revised regulations governing landfills, Elizabethtown has been reusing this material on site and is presently removing some material off-site for beneficial reuse. Due to limited on-site storage capacity, Elizabethtown is investigating alternatives to dry the by-product for beneficial reuse.

     During the late 1980's, Elizabethtown withdrew a well field from service because of increased groundwater contamination and more stringent water quality regulations. Elizabethtown commissioned an engineering firm to determine whether it is feasible and cost effective to install treatment facilities so that those wells not presently complying with current regulations can be returned to service. The study was also intended to evaluate whether the resumption of pumping would have any effect on the local water table. The study concluded that it is possible to treat the water at this location and resume pumping at a quality and yield that is satisfactory to Elizabethtown. Elizabethtown is evaluating the cost-effectiveness of this approach in connection with a possible governmental grant to the municipality involved for such purpose. Preliminary cost estimates of treatment facilities necessary to return certain wells in this area to service are included in the Company's capital program.

     Under New Jersey law, environmental matters are addressed by the NJDEP before diversion allowances or other water supply projects are authorized. To date, Elizabethtown has been able to construct all plant facilities and obtain all diversion authorizations necessary to maintain customer service. Mount Holly has also been able to construct all facilities and obtain all diversion authorizations with the exception of the pending objection to the diversion permit for the Mansfield Project as discussed above.

FRANCHISES

     The property and franchises of Elizabethtown and Mount Holly are subject to rights of eminent domain of the State of New Jersey. These rights have been delegated by statutes now in effect to municipalities or groups of municipalities and have been or may be delegated to various public agencies. No such rights of eminent domain have been exercised since 1931.

EMPLOYEE RELATIONS

     As of December 31, 1995, the Corporation had a total of 398 full-time employees, of which 210 were covered by union contracts.
The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.) were renegotiated on February 1, 1996 and will expire on January 31, 1999.

     The Company considers relations with both union and non-union employees to be satisfactory.

RATE MATTERS

     Elizabethtown and Mount Holly are subject to regulation by the New Jersey Board of Public Utilities (BPU) with respect to the issuance and sale of securities, rates and service, classification of accounts, mergers, and other matters. Elizabethtown and Mount Holly periodically seek rate relief to cover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant, and other costs of doing business.

Elizabethtown

     On November 20, 1995, Elizabethtown filed with the BPU for an increase in rates of $31.6 million, or 29.6%. The largest portion of the request, $22.9 million, is needed to cover the cost to finance and operate the Plant. The remainder of the rate increase, $8.7 million, is needed to cover the cost to finance additional construction projects and to cover increases in operating expenses since rates were last established in February 1995. A decision by the BPU is expected in the summer of 1996. In light of the approval by the BPU of the 1993 Plant Stipulation and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief, but cannot predict the ultimate outcome of any rate proceeding.

     As mentioned previously, the 1993 Plant Stipulation, approved in August 1993, states that the Plant is necessary and that the Company's estimates regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. In addition, the 1993 Plant Stipulation authorizes the Company to levy a rate surcharge if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The pre-tax interest coverage ratio has remained above the 2.0 times trigger level and therefore, the surcharge has not been required. The 1993 Plant Stipulation also provides that the rate of return on common shareholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common shareholder's equity established in the Company's most recent base rate case. The authorized rate of return on common shareholder's equity is currently 11.5%.

     In January 1995, the BPU approved a stipulation (1995 Stipulation) for Elizabethtown for a rate increase of $5.3 million or 5.34%, effective February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the 1994 current service cost portion of the obligation accrued under Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company. Elizabethtown funded $.3 million in 1995 which represents the 1994 current service cost allowed in the 1995 Stipulation. The rate increase covered the cost to finance $62.0 million of construction projects since rates were last established in March 1993. These projects include treatment, transmission and storage facilities needed to ensure that Elizabethtown continues to meet federal and state regulations water quality and service. The increase also offset increased costs for power, labor and benefits, primarily medical. The 1995 Stipulations also provides for an increase in annual depreciation expense of approximately $.5 million. The 1995 Stipulation also required Elizabethtown to maintain a monthly average percentage of common equity to total capitalization of at least 45.1% for the 12 months ended January 31, 1996. The Company has met this requirement.

Mount Holly

     On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to cover costs that were not reflected in rates last increased in October 1986. The second phase would cover the cost of the Mansfield Project as discussed above.

     On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $.6 million effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the adjudicatory process with respect to the second phase of the petition. While management believes that the water supply, treatment and transmission project planned for Mount Holly is the most cost-effective response to the state legislation affecting the area, management cannot predict the ultimate outcome of the rate proceeding at this time.

     For information regarding additional rate matters see Note 8 to the Notes to Consolidated Financial Statements contained in Appendix I.

REAL ESTATE MATTERS

     Properties and E'town currently own several parcels of land aggregating approximately 740 acres located in central New Jersey having an original acquisition cost of approximately $8 million.
A portion of this acreage was purchased from a third party and the balance was land formerly owned by Elizabethtown and no longer needed for utility purposes. These holdings are owned in fee.

     The Corporation has no plans to acquire additional real estate. Over the next several years, the Corporation expects to work with local and state officials to obtain various approvals to enhance the value and development potential of its real estate holdings while minimizing expenditures.

     Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other events have been established during this period, at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

     Executive Officers of the Corporation and Elizabethtown

        Name             Age              Positions Held

Robert W. Kean, Jr.      73   Chairman and Chief Executive Officer of
                              the Corporation since 1985 and
                              Elizabethtown since 1973.

Henry S. Patterson, II   73   President of the Corporation since March
                              1985 and Properties since July 1987.

Thomas J. Cawley         65   Vice Chairman of Elizabethtown since
                              January 1996 and President of
                              Elizabethtown and its subsidiary, Mount
                              Holly since August 1992.  Executive Vice
                              President of Elizabethtown since January
                              1987 and Vice President of Mount Holly
                              since 1973.  Previously, Vice President,
                              Operations since 1975.

Andrew M. Chapman        40   Chief Financial Officer of the
                              Corporation since August 1989 and
                              Treasurer of the Corporation since
                              November 1990.  President of
                              Elizabethtown since January 1996 and
                              Executive Vice President of
                              Elizabethtown from May 1994 to December
                              1995.  He served as Senior Vice
                              President of Elizabethtown from April
                              1993 to May 1994, Chief Financial
                              Officer of Elizabethtown from November
                              1990 to December 1995 and Treasurer of
                              Elizabethtown from August 1989 to May
                              1994. Prior to 1989, he was Director of the Office of Financial Management of the State of New Jersey, Department of
                              Treasury and earlier, a Vice President
                              at Shearson Lehman Brothers.

Anne Evans Estabrook     51   Vice President of the Corporation since
                              September 1987.  Owner of the Elberon
                              Development Co., (a real estate holding
                              company) since 1984 and President of
                              David O. Evans, Inc. (a construction
                              company) since 1983.

Walter M. Braswell       46   Secretary of the Corporation, Properties
                              and Elizabethtown since December 1990
                              and Vice President and General Counsel
                              of Elizabethtown since August 1988.
                              Previously, Assistant Secretary and
                              General Attorney of Elizabethtown since
                              May 1983.

Norbert Wagner           60   Senior Vice President-Operations of
                              Elizabethtown since May 1992.  Vice
                              President-Operations since March 1987,
                              Chief Engineer since October 1978.

Edward F. Cash           60   Vice President - Customer Services
                              of Elizabethtown since 1977.
                              Assistant Vice President Customer
                              Services since 1973.

ITEM 2. Properties

     All principal plants and other materially important units of property of Elizabethtown and Mount Holly are owned in fee. The
Company considers that the properties of Elizabethtown and Mount Holly are in good operating condition.

ITEM 3. Legal Proceedings

     As previously reported, several lawsuits had been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in 1989 resulting in damage to property stored at that facility. This matter was settled in 1995 resulting in a payment by Elizabethtown of approximately $.1 million. A provision for this estimated liability was previously recorded.


     In the opinion of management, other litigation in which the Corporation or its subsidiaries is involved is in the ordinary course of business and will not have a material adverse effect on the consolidated financial condition of the Corporation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

                            PART II

ITEM 5. Market for the Corporation's Common Stock and Related
        Stockholder Matters

     This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference. All of the common stock of Elizabethtown Water Company is owned by E'town.

ITEM 6.  Selected Financial Data

________________________________
                                     E'town Corporation

                                     __________________

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                                  Elizabethtown Water Company



                                 1995        1994        1993        1992        1991

_______________________________________________________________________________________
Utility Plant (Thousands)
Utility Plant - net........   $507,858    $437,456    $373,293    $347,253    $319,421
Construction Expenditures
  (excluding AFUDC)........     73,789      69,981      32,517      33,293      27,732
Total Assets (Thousands)...   $580,808    $502,848    $437,405    $386,880    $371,103

Capitalization (Thousands)
Shareholder's Equity.......   $176,685    $151,624    $125,765    $103,024    $ 85,877
Preferred Stock............     12,000      12,000      12,000      12,000      12,000
Debt (1)...................    208,952     164,951     141,952     147,841     154,984
Total Capitalization.......   $397,637    $328,575    $279,717    $262,865    $252,861

Capitalization Ratios
Common Stock...............         44%         46%         45%         39%         34%
Preferred Stock............          3%          4%          4%          5%          5%
Debt (1)...................         53%         50%         51%         56%         61%

Earnings Applicable to
 Common Stock (Thousands)..   $ 16,512    $ 13,369    $ 13,783    $ 11,099    $ 10,311

Operating Statistics
Revenues (Thousands)
General Customers..........   $ 67,455    $ 62,923    $ 63,100    $ 55,570    $ 54,071
Other Water Systems........     18,720      18,082      17,187      15,080      14,082
Industrial Wholesale.......      7,947       7,458       6,652       6,044       5,846
Fire Service/Miscellaneous.     14,276      13,570      13,057      12,473      12,087
Total Revenues.............   $108,398    $102,033    $ 99,996    $ 89,167    $ 86,086

Water Sales-Millions of Gallons (mg)
General Customers..........     23,999      23,551      23,883      22,062      22,659
Other Water Systems........     15,569      15,691      15,109      14,118      13,811
Industrial Wholesale.......      3,673       3,568       3,213       3,145       3,155
System Use and Unaccounted For   6,402       6,570       5,453       5,843       6,368
Total Water Sales               49,643      49,380      47,658      45,168      45,993

System Delivery by Source - mg
Surface....................     42,646      42,534      40,742      38,558      39,222
Wells......................      6,764       6,690       6,776       6,480       6,658
Purchased..................        233         156         140         130         113
Total System Delivery......     49,643      49,380      47,658      45,168      45,993

Millions of Gallons Pumped:
Average Day................        136         135         131         123         126
Maximum Day................        183         182         191         159         169

_______________________________________________________________________________________
(1) Includes long-term debt, notes payable and current portion of long-term debt.

                                       -13-


ITEM 7.       Management's Discussion and Analysis of
              Consolidated Financial Condition and Results of Operations

                          E'town Corporation

     This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

              Elizabethtown Water Company and Subsidiary

     The water utility operations of Elizabethtown Water Company (Elizabethtown or Company) and its subsidiary The Mount Holly Water Company (Mount Holly), presently constitute the major portion of E'town Corporation's (E'town or Corporation) assets and earnings. Mount Holly contributed 3% of Elizabethtown Water Company's consolidated operating revenues for 1995. E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company and E'town Properties, Inc. The following analysis sets forth significant events affecting the financial condition at December 31, 1995 and 1994, and the results of operations for the years ended December 31, 1995, 1994 and 1993 for Elizabethtown Water Company.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program

    Capital expenditures were $73.8 million during 1995. Capital expenditures for the three-year period ending December 31, 1998, are estimated to be $148.9 million, of which $128.4 million is for Elizabethtown and $20.5 million for Mount Holly. A major portion of the capital outlays will occur in the first nine months of the three-year period as Elizabethtown completes its new water treatment plant. After this project is completed in late 1996, the capital outlays for Elizabethtown are expected to return to levels experienced in the early 1990s. Mount Holly expects to incur significant capital expenditures in 1997 as it constructs new water supply, treatment and transmission facilities as discussed below.

Elizabethtown

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant, which will have an initial rated production capacity of 40 million gallons per day (mgd) and has been designed to permit expansion to 200 mgd, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Expansion of the Plant's production capacity beyond 40 mgd is not expected to occur in the foreseeable future. Elizabethtown's construction program also includes additional mains

                                   -14-
and storage facilities necessary to serve existing and future customers.

     In April 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The estimated cost of the Plant is approximately $100 million, excluding an Allowance for Funds Used During Construction (AFUDC). The Company has expended $83.0 million, excluding AFUDC of $7.2 million on the Plant, as of December 31, 1995. The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed during the third quarter of 1996.

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant is necessary and the Company's estimate regarding the Plant's cost, at that time $87 million and construction period are reasonable. In April 1994, Elizabethtow-n notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased.

     The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The pre-tax interest coverage has remained above the 2.0 times trigger level and therefore, the surcharge has not been required. The 1993 Plant Stipulation also provides that the rate of return on common shareholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common shareholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on Elizabethtown's common shareholder's equity is currently 11.5%. Elizabethtown has filed for a rate increase to reflect the financing and operating costs of the Plant which is expected to take effect when the Plant is completed later this year (see Economic Outlook).

Mount Holly

     To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost
$16.5 million, excluding AFUDC, and is expected to be completed in 1997. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.
                                   -15-
Mount Holly has filed for rate relief relating to the Mansfield Project (see Economic Outlook).

     On October 5, 1995, the NJDEP granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The Company and Mount Holly believe that the permit in question will be upheld but cannot predict the outcome of the objection. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.


CAPITAL RESOURCES

    During 1995, Elizabethtown, including Mount Holly, financed 8.4% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of proceeds from capital contributions from E'town (funded by sale of its Common Stock), tax exempt bonds issued through the New Jersey Economic Development Authority (NJEDA) and short-term borrowings under a revolving credit agreement discussed below.

    For the three-year period ending December 31, 1998, Elizabethtown, including Mount Holly, estimates 34% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of capital contributions from the proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt NJEDA bonds, short-term borrowings under the revolving credit agreement and other short-term financing. -The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's and Mount Holly's major projects over the next three years, including the Plant.
Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is rated A3 and A by Moody's and Standard & Poor's, respectively.

     In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $16.9 million which were used to fund an equity contribution to Elizabethtown. The equity contribution has been used to repay short-term debt that had been issued under Elizabethtown's revolving credit agreement to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Plant. During 1995, 248,846 shares of common stock were issued for proceeds of $6.4 million under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). The proceeds are used on an ongoing basis to make capital contributions to Elizabethtown to partially fund its capital program.

     In December 1995, Elizabethtown issued $40.0 million of 5.60% tax-exempt Debentures through the NJEDA. The proceeds of the issue

                                   -16-
were used to repay amounts outstanding under Elizabethtown's revolving credit agreement.

    During 1995, Elizabethtown obtained a portion of funds required for its capital program through borrowings under its revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement provides up to $60.0 million in revolving short-term financing, which together with internal funds, other short-term financing, proceeds of future issuances of debt and preferred stock and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs through 1998. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60.0 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of December 31, 1995, the percentage o-f Elizabethtown's common and preferred equi-ty to total capitalization, calculated in accordance with the Agreement, was 47%. For the 12 months ended December 31, 1995, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.12 to 1. At December 31, 1995, Elizabethtown had borrowings outstanding of $27.0 million under the Agreement at interest rates from 5.75% to 6.00%, at a weighted average rate of 5.94%.

1994 and 1993

     In May 1994, E'town issued 690,000 shares of common stock for net proceeds of $18.2 million. The net proceeds were used to fund an equity contribution to Elizabethtown of $16.0 million. This contribution had been used to partially fund Elizabethtown's construction program, the predominant portion of which related to the Plant. During 1994, 273,159 shares of common stock were issued for proceeds of $7.1 million under E'town's DRP. The proceeds were used to make capital contributions to Elizabethtown to partially fund its capital program.

    In March 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12.0 million at an effective rate of 7.37%. The proceeds were used to redeem $12.0 million of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1.0 million was paid from general Company funds.

    In May 1993, E'town issued 575,000 shares of common stock for net proceeds of $16.6 million. The net proceeds were used to fund equity contributions to Elizabethtown of $11.0 million in May 1993 and $2.8 million in September 1993. Elizabethtown used a portion of such contributions to repay $7.0 million of short-term bank debt incurred for construction expenditures and invested the balance on a short-term basis to fund working capital requirements.

                                   -17-
    During 1993, 200,878 shares of common stock were issued for proceeds of $6.0 million under E'town's DRP. Such proceeds were used to fund equity contributions to Elizabethtown, primarily for Elizabethtown's capital expenditures.

    In November 1993, Elizabethtown issued $50.0 million of 7 1/4% Debentures due November 1, 2028. The proceeds of the issue were used to redeem $30.0 million of the Company's 8 5/8% Debentures due 2007 and $20.0 million of the Company's 10 1/8% Debentures due 2018. The aggregate redemption premiums of $2.7 million were paid from general Company funds.

RESULTS OF OPERATIONS

Earnings Applicable to Common Stock for 1995 were $16.5 million as compared to $13.4 million for 1994. The combined effect of a $5.3 million rate increase in February 1995 (discussed below), increases in AFUDC in 1995 and a non-recurring charge in 1994 all contributed to the increase between 1994 and 1995.

     Earnings Applicable to Common Stock for 1994 were $13.4 million as compared to $13.8 million for 1993. A return to more normal summer weather and water consumption patterns, the combined effect of a non-recurring charge in 1994, and increases in operating and depreciation expenses since March 1993, when rates were last increased, all contributed to the decrease between 1993 and 1994.

     Operating Revenues increased $6.4 million or 6.2% in 1995. Of this increase, $4.6 million relates to the rate increase, discussed below, effective February 1995. Increased consumption by retail customers and an increase in the number of customers increased revenues by $1.4 million. Revenues from industrial customers resulting from consumption increased $.2 million while revenues from other water systems resulting from consumption decreased $.2 million. Revenues from fire service customers increased $.4 million.

    Operating Revenues increased $2.0 million or 2.0% in 1994. Of this increase, $1.2 million relates to a rate increase discussed below, effective March 1993. Sales to retail customers related to consumption decreased by $.9 million, primarily due to a return to more normal weather patterns during the spring and summer months of 1994, compared to 1993. However, despite the return to more normal weather patterns, sales to other water systems and to large industrial customers related to consumption increased by $.6 million and $.7 million, respecti-vely. Due to normal growth within the service territory, fire service revenues increased by $.4 million.

    Operation Expenses increased $2.4 million or 5.9% in 1995. The increase is due, primarily, to increased costs for labor, benefits and the cost of purchased water calculated in accordance with a Purchased Water Adjustment Clause (PWAC) (see Note 8 to the Notes to Consolidated Financial Statements.) Benefit costs increased due to increases in the actuarially calculated pension expense and the cost of postemployment benefits, a portion of which is being expensed in


                                   -18-
1995 as it is recognized in rates pursuant to the 1995 Stipulation effective February 1995 (see Economic Outlook).

    Operation Expenses increased $2.2 million or 5.7% in 1994. The increase is due, primarily, to increased costs for labor, benefits, miscellaneous expenses and the unit cost of raw water purchased from the New Jersey Water Supply Authority (NJWSA), which is reflected in the PWAC, in addition to the cost of chemicals to treat such water. Benefit costs increased due, primarily, to an increase in the actuarially calculated pension expense.

     Maintenance Expenses decreased $.8 million or 12.4% in 1995. The decrease is due, primarily, to the absence in 1995 of the unusually harsh winter weather that occurred in 1994. Also, the results of preventive maintenance programs have contributed to an overall decrease in maintenance expenses.

    Maintenance Expenses increased $.9 million or 15.9% in 1994 due, primarily, to the effects of unusually harsh winter weather in the first quarter of 1994, in addition to an increased level of preventive maintenance at various operating facilities throughout the Company.

    Depreciation Expense increased $.9 million or 12.1% in 1995 and $.6 million or 7.9% in 1994 due, primarily, to additional depreciable plant being placed in service during those periods. Also, an increase in authorized depreciation rates as a result of the 1995 Stipulation, effective February 1995, accounted for $.4 million of the increase.

    Revenue Taxes increased $.8 million or 6.6% in 1995 and $.2 million or 2.0% in 1994, due to additional taxes on the higher revenues discussed above.

    Real Estate, Payroll and Other Taxes increased $.1 million or 2.0% and $.2 million or 8.1% in 1995 and 1994, respectively, due to increased payroll taxes resulting from labor cost increases.

    Federal Income Taxes increased $.8 million or 11.5% in 1995 and decreased $.5 million or 6.3% in 1994 due to changes in the components of taxable income discussed herein. In addition, in 1995
Elizabethtown received tax refunds related to the years 1984 and 1985 of $.1 million.

     Other Income increased $1.7 million in 1995 due, primarily, to an increase in the equity component of AFUDC of $1.8 million and a non-recurring litigation settlement of $.9 million in 1994 as discussed below. These increases were offset by the federal income taxes associated with the various components.

    Other Income decreased less than $.1 million in 1994. Included in this net decrease is a litigation settlement of $.9 million (see
Note 11 to the Notes to Consolidated Financial Statements.) In addition, increases in the equity component of AFUDC of $.7 million resulted from increased construction expenditures, primarily related to the Plant. Other increases of $.3 million resulted from

                                  -19-
miscellaneous items. Federal income taxes, as a result of all of the above, decreased less than $.1 million.

     Total Interest Charges increased $.7 million or 6.8% in 1995 due, primarily, to an increase in interest expense of $2.1 million on increased borrowings under Elizabethtown's revolving credit agreement to finance the Company's ongoing capital program, the largest component of which is the Plant. This amount was offset by an increase in the debt component of AFUDC of $1.6 million, also primarily related to the construction of the Plant. In addition, in 1995 Elizabethtown received interest on tax refunds related to 1984 and 1985 of $.1 million.

    Total Interest Charges decreased $1.0 million or 9.1% in 1994 due, primarily, to savings from refinancing of long-term debt in 1993.
Also, an increase in the debt component of AFUDC of $.5 million resulted in a reduction of interest expense.

     Preferred Stock Dividends decreased less than $.1 million due to savings from the refinancing of the $8.75 series preferred stock with $5.90 series preferred stock in March 1994.

ECONOMIC OUTLOOK

    Earnings for Elizabethtown and Mount Holly for the next several years will be determined primarily by Elizabethtown's and Mount
Holly's ability to obtain adequate and timely rate relief in connection with their additions to utility plant.

Elizabethtown and Subsidiary

    Over the last several years, governmental water quality and service regulations have required Elizabethtown and Mount Holly to make significant investments in water supply, water treatment, transmission and storage facilities, including the Plant and the Mansfield Project, to augment existing facilities. This capital program is requiring regular external financing and rate relief. Currently, Elizabethtown and Mount Holly believe they are in compliance with all water quality standards in all material respects.

     In November 1995, Elizabethtown filed for a $31.6 million or 29.6% rate increase primarily to cover the financing and operating costs of the Plant. While Mount Holly received a $.6 million or 19.9% rate increase effective January 1996, deliberations regarding the portion of the rate case related to the Mansfield Project, in which Mount Holly is requesting an additional 84.2% rate increase, are ongoing and awaiting the award of the final water diversion permit. Accordingly, the timing and amount of rate increases obtained by Elizabethtown and Mount Holly, in response to the pending rate requests, will be a major factor affecting earnings in 1996 and beyond. Once the new facilities, referred to above, are constructed and reflected in rates, Elizabethtown expects its internally generated cash flow to increase and capital outlays to return to levels experienced in the early 1990's. As a result, the need for external



                                   -20-
financing and rate relief should become less frequent. Therefore, more so than in recent years, management's ongoing efforts to grow unit sales and control operating cost will benefit the customer by reducing the frequency of rate increases and will benefit shareholders by positively affecting earnings.

     On November 20, 1995, Elizabethtown filed a petition with the BPU for an increase in rates of $31.6 million, or 29.6%. The largest portion of the request, $22.9 million, is needed to cover the costs to finance and operate the Plant. The remainder of the rate increase, $8.7 million, is needed to cover the cost to finance additional construction projects and to cover increases in operating expenses since rates were last established in February 1995. A decision by the BPU is expected in the summer of 1996. In light of the approval by the BPU of the 1993 Plant Stipulation and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief, but cannot predict the ultimate outcome of any rate proceeding.

     In January 1995, the BPU approved a stipulation (1995 Stipulation) for Elizabethtown for a rate increase of $5.3 million or 5.34%, effective February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the 1994 current service cost portion of the obligation accrued under Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company. Elizabethtown funded $.3 million in 1995, which represents the 1994 current service cost allowed in the 1995 Stipulation. The rate increase is covering the cost to finance $62.0 million of construction projects since rates were last established in March 1993. These projects include treatment, transmission and storage facilities needed to ensure that Elizabethtown continues to meet federal and state regulations on water quality and service. The increase is also offsetting increased costs for power, labor and benefits, primarily medical. The 1995 Stipulation also provides for an increase in depreciation rates resulting in an increase in annual depreciation expense of approximately $.5 million. The 1995 Stipulation also required Elizabethtown to maintain a monthly average percentage of common equity to total capitalization of at least 45.1% for the 12 months ended January 31, 1996. The Company has met this requirement.

     On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to cover costs that were not reflected in rates last increased in October 1986. The second phase would cover the cost of the Mansfield Project as discussed above. The project is currently estimated to cost $16.5 million. Construction is expected to begin upon final issuance of the water allocation diversion permit from the NJDEP, and the project is expected to be completed in 1997.

                                   -21-
     On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $.6 million effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the adjudicatory process with respect to the second phase of the petition. While management believes that the water supply, treatment and transmission project planned for Mount Holly is the most cost-effective response to the state legislation affecting the area, management cannot predict the ultimate outcome of the rate proceeding at this time.

New Accounting Pronouncement

     See Note 2 of the Notes to Consolidated Financial Statements for a discussion of a new accounting standard that will become effective in 1996.

Item 8. Financial Statements and Supplementary Data

     The information for E'town is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

     The information for Elizabethtown Water Company is contained on pages 2 through 19 of Appendix I included herein.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None

                        PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of E'town and Elizabethtown is included in E'town's Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.

     Information regarding the executive officers of both E'town and Elizabethtown follows Item 1 in Part I of this Form 10-K.

Item 11. Executive Compensation

     This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     This information is included in E'town's Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements:

                    Elizabethtown Water Company

     Statements of Consolidated Income for the years ended
        December 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets as of December 31, 1995 and 1994.

     Statements of Consolidated Capitalization as of December 31, 1995 and 1994.

     Statement of Consolidated Shareholder's Equity for the years ended December 31, 1995, 1994 and 1993.

     Statements of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

                          E'town Corporation

     A portion of the 1995 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

                     Elizabethtown Water Company

     Elizabethtown Water Company's consolidated financial statements and notes thereto are included herein on pages 2 through 19 of Appendix I.

                E'town and Elizabethtown Water Company

     The Independent Auditors' Reports for E'town and
Elizabethtown Water Company appear on page 28 herein and page 1 of Appendix I, respectively.

    2.  Financial Statement Schedules:

     All financial schedules required to be filed contain the same data and amounts for both E'town and Elizabethtown Water Company, except for Supplemental Schedule of Property, Plant and Equipment, which includes property, plant and equipment for each company.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993.

     Supplemental Schedule of Property, Plant and Equipment at
          December 31, 1995 and 1994.

     Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes accompanying each company's financial statements.

     3.  Exhibits

          (a)  Exhibits for E'town and Elizabethtown Water
               Company are listed in the Exhibit Index.

          (b)  Reports on Form 8-K:  None

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996                                        E'TOWN CORPORATION

                                                  By: /s/ Robert W. Kean, Jr.

                                                      _________________________
                                                      Chairman, Chief Executive
                                                      Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.

Chairman, Chief Executive Officer
 and Director                                         /s/ Robert W. Kean, Jr.

                                                      _________________________


President and Director                                /s/ Henry S. Patterson, II

                                                      _________________________


Vice President and Director                           /s/ Anne Evans Estabrook

                                                      _________________________


Chief Financial Officer, Treasurer
and Director                                          /s/ Andrew M. Chapman

                                                      _________________________
(Principal Financial & Accounting Officer)

Director                                              /s/ Brendan T. Byrne

                                                      _________________________


Director                                              /s/ Thomas J. Cawley

                                                      _________________________


Director                                              /s/ John Kean

                                                      _________________________


Director                                              /s/ Robert W. Kean III

                                                      _________________________


Director                                              /s/ Arthur P. Morgan

                                                      _________________________


Director                                              /s/ Barry T. Parker

                                                      _________________________


Director                                              /s/ Hugo M. Pfaltz, Jr.

                                                      _________________________








Director                                              /s/ Chester A. Ring III

                                                      _________________________

                                 SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996                                       ELIZABETHTOWN WATER COMPAY

                                                  By: /s/ Robert W. Kean, Jr.

                                                      __________________________
                                                      Chairman, Chief Executive
                                                      Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.

Chairman, Chief Executive Officer
 and Director                                         /s/ Robert W. Kean, Jr.

                                                      __________________________


Vice Chairman and Director                            /s/ Thomas J. Cawley

                                                      __________________________


President and Director                                /s/ Andrew M. Chapman

                                                      __________________________


Vice President - Finance & Treasurer                  /s/ Gail P. Brady

                                                      __________________________
(Principal Financial Officer)

Controller                                            /s/ Dennis W. Doll

                                                      __________________________
(Principal Accounting Officer)

Director                                              /s/ Brendan T. Byrne

                                                      __________________________


Director                                              /s/ Anne Evans Estabrook

                                                      __________________________


Director                                              /s/ John Kean

                                                      __________________________


Director                                              /s/ Robert W. Kean III

                                                      __________________________


Director                                              /s/ Arthur P. Morgan

                                                      __________________________


Director                                              /s/ Barry T. Parker

                                                      __________________________


Director                                              /s/ Henry S. Patterson, II







                                                      __________________________


Director                                              /s/ Hugo M. Pfaltz, Jr.

                                                      __________________________


Director                                              /s/ Chester A. Ring III

                                                      __________________________
                                 -27-




INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 15, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of E'town Corporation and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

February 15, 1996
Parsippany, New Jersey

                                   E'TOWN CORPORATION              SCHEDULE II
                               ELIZABETHTOWN WATER COMPANY
                           VALUATION AND QUALIFYING ACCOUNTS




COLUMN A                       COLUMN B     COLUMN C   COLUMN D     COLUMN E

________                       ________     ________   ________     ________

                                            ADDITIONS
                              BALANCE AT   CHARGED TO             BALANCE AT
                              BEGINNING     COSTS AND                END
DESCRIPTION                   OF PERIOD     EXPENSES   DEDUCTIONS  OF PERIOD

_____________                 _________   ___________  __________  ___________


Reserve for Uncollectible
 Accounts:

Year Ended December 31, 1995   $463,000   $600,648   (A) $531,648   $532,000

Year Ended December 31, 1994   $434,000   $552,459   (A) $523,459   $463,000

Year Ended December 31, 1993   $377,000   $571,116   (A) $514,116   $434,000











_________________________________

(A) Write-off of uncollectible accounts, net of recoveries.


____________________________________________________________________________



                                                             SUPPLEMENTAL
                                                             SCHEDULE
                              E'TOWN CORPORATION
                         ELIZABETHTOWN WATER COMPANY
                        PROPERTY, PLANT AND EQUIPMENT
                        AT DECEMBER 31, 1995 AND 1994




                                           1995                  1994

                                        _________             _________
ELIZABETHTOWN WATER COMPANY:

____________________________
 UTILITY PLANT IN SERVICE:
   Intangible Plant                   $    250,766          $    250,766
   Source of Supply Plant               10,073,447             9,739,125
   Pumping Plant                        44,838,866            43,658,801
   Water Treatment Plant                53,070,107            46,008,913
   Transmission & Distribution Plant   378,216,166           354,703,279
   General Plant                        15,373,329            14,068,349
   Leasehold Improvements                  117,186               110,954
   Acquisition Adjustments                 632,388               632,388

                                      ____________          ____________
     Utility Plant in Service          502,572,255           469,172,575
  Construction Work in Progress        100,212,636            55,739,951

                                      ____________          ____________
      Total Utility Plant              602,784,891           524,912,526

 NON-UTILITY PROPERTY - net                 83,178                85,690


                                      ____________          ____________
          TOTAL                       $602,868,069          $524,998,216

                                      ____________          ____________

                                      ____________          ____________
E'TOWN CORPORATION:

___________________
 UTILITY PLANT (as above)             $602,784,891          $524,912,526

 NON-UTILITY PROPERTY - net             12,151,496            12,061,574



                                      ____________          ____________
          TOTAL                       $614,936,387          $536,974,100

                                      ____________          ____________

                                      ____________          ____________

                            EXHIBIT INDEX


Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits.

                        E'town Corporation

          Exhibit
            No.               Description

           3(a) -   Certificate of Incorporation of E'town
                    Corp.
                    [Registration Statement No. 33-42509,
                    Exhibit 4(a)]

           3(b) - By-Laws of E'town Corp. [Form 10-K for the year 1994, Exhibit 3(b)]

           3(c) -   Certificate of Incorporation of E'town
                    Properties, Inc. [Registration Statement
                    No. 33-32143, Exhibit 4(j)]

           3(d) -   By-Laws of E'town Properties, Inc.
                    [Registration Statement No. 33-32143,
                    Exhibit 4(n)]

           4(a) -   Rights Agreement dated as of February 4,
                    1991 between E'town and the Rights Agent
                    [Registration Statement No. 33-38566,
                    Exhibit 4(n)]

           4(b) -   Indenture dated as of January 1, 1987
                    from E'town Corporation to Boatmen's
                    Trust, Trustee, relating to the 6 3/4%
                    Convertible Subordinated Debentures due
                    2012 [Registration Statement No.
                    33-32143, Exhibit 4(a)]

          10(a) -   Incentive Stock Option Plan
                    [Registration Statement No. 2-99602,
                    Exhibit 28(a)]

          10(b) - Savings and Investment Plan - 401(k) [Form 10-K for the year 1994, Exhibit 10(b)]

          10(c) -   Management Incentive Plan [Registration
                    Statement No. 33-38566, Exhibit 10(i)]

          10(d) -   E'town's 1987 Stock Option Plan
                    [Registration Statement No. 33-42509,
                    Exhibit 28]

          Exhibit
            No.               Description

          10(e) -   E'town's 1990 Performance Stock Program
                    [Registration Statement No. 33-46532,
                    Exhibit 10(k)]

          10(f) -   E'town's Dividend Reinvestment and Stock
                    Purchase Plan [Registration No.
                    33-56013, Exhibit 4(e)]

          10(g) - Change of Control Agreement [Form 10-Q for the quarter ended March 31, 1995, Exhibit 10]

         *11    -   Statement Regarding Computation of Per
                    Share Earnings

         *13    -   Portion of the 1995 Annual Report to
                    Shareholders which includes Management's
                    Discussion and Analysis of Consolidated
                    Financial Condition and Results of
                    Operations, Consolidated Financial
                    Statements, Notes to Consolidated
                    Financial Statements, Independent
                    Auditors' Report and Other Financial and
                    Statistical Data and is herein
                    incorporated by reference.

         *23     -  Consent of Deloitte & Touche LLP,
                    Independent Auditors

         *27     -  E'town Corporation - Financial Data Schedule

                            EXHIBIT INDEX

          Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits.

                        Elizabethtown Water Company

         Exhibit
            No.                Description

           3(a)  -  Form of Restated Certificate of
                    Incorporation of Elizabethtown Water
                    Company [Form 10-K for the year ended
                    December 31, 1994, Exhibit 3(a)]

           3(b)  -  By-Laws of Elizabethtown Water Company

           4(a) - Indenture dated as of November 1, 1994 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 7 1/4% Debentures due 2028. [Form 10-K for year ended December 31, 1994, Exhibit 4(a)]

           4(b) - Indenture dated as of September 1, 1992 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 8% Debentures due 2022 [Form 10-K
                    for year ended December 31, 1993, Exhibit 4(a)]

           4(c) - Indenture dated as of October 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 8 3/4% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(f)]

           4(d) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 6.60% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(g)]

           4(e) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 6.70% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(h)]

           4(f) - Indenture dated as of October 1, 1990 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7 1/2% Debentures due 2020 [Registration Statement No. 33-38566, Exhibit 4(e)]

          Exhibit
            No.                 Description

           4(g) - Indenture dated as of December 1, 1989 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7.20% Debentures due 2019 [Registration Statement No. 33-38566, Exhibit 4(f)]

          *4(h) - Indenture dated as of December 1, 1995 from Elizabethtown Water Company to
                    The Bank of New York, Trustee, relating to the 5.60% Debentures due 2025

          10(a)  -  Contract for service to Middlesex Water
                    Company. [Registration Statement No.
                    33-38566, Exhibit 10(a)]

          10(b)  -  Contract for service to Edison Township.
                    [Registration Statement No. 2-58262,
                    Exhibit 13(c)]

          10(c)  -  Contract for service to New
                    Jersey-American Water Company. [Form
                    10-K for the year ended December 31,
                    1993, Exhibit 10(c)]

          10(d) - Contract for service to City of Elizabeth. [Form 10-K for the year ended
                    December 31, 1992, Exhibit 10(d)]

          10(e)  -  Contract for service to Franklin
                    Township. [Registration Statement No.
                    33-46532, Exhibit 10(e)]

          10(f)  -  Contract with the New Jersey Water
                    Supply Authority for the purchase of
                    water from the Raritan Basin.
                    [Registration Statement No. 33-32143,
                    Exhibit 10(e)]

          10(g) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form
                    10-K for the year ended December 31,
                    1992, Exhibit 10(g)]

          10(h)  -  Medical Reimbursement Plan of
                    Elizabethtown Water Company [Form 10-K
                    for the year ended December 31, 1992,
                    Exhibit 10(h)]

          10(i)  -  Supplemental Executive Retirement Plan of
                    Elizabethtown Water Company [Form 10-Q
                    for the year ended September 30, 1995,
                    Exhibit 10]
          Exhibit
            No.               Description

         *12(a)  -  Computation of Ratio of Earnings to
                    Fixed Charges

         *12(b)  -  Computation of Ratio of Earnings to
                    Fixed Charges and Preferred Dividends

         * 27    -  Elizabethtown Water Company - Financial Data
                    Schedule.















                                                       APPENDIX I



                      ELIZABETHTOWN WATER COMPANY
                            AND SUBSIDIARY


                  CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995,
                           1994 AND 1993 AND
                      INDEPENDENT AUDITORS' REPORT















                                                      APPENDIX I















ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

__________________________________________

TABLE OF CONTENTS

______________________________________________________________________



INDEPENDENT AUDITORS' REPORT

STATEMENTS OF CONSOLIDATED INCOME FOR THE YEARS ENDED
 DECEMBER 31, 1995, 1994 AND 1993

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

STATEMENTS OF CONSOLIDATED CAPITALIZATION AS OF
 DECEMBER 31, 1995 AND 1994

STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY FOR THE
 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED
 DECEMBER 31, 1995, 1994 AND 1993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


______________________________________________________________________







                                                  APPENDIX I



INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER
COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

February 15, 1996
Parsippany, New Jersey





                                      -1-




Elizabethtown Water Company and Subsidiary                          APPENDIX I

Statements of Consolidated Income

                                               Year Ended December 31,

                                      ________________________________________
                                          1995          1994          1993

                                      _____________ _____________ ____________

Operating Revenues                     $108,398,105  $102,032,505  $99,996,120

                                       ____________  ____________  ____________

Operating Expenses:
  Operation                              43,132,400    40,722,980   38,529,149
  Maintenance                             5,805,511     6,623,772    5,716,157
  Depreciation                            8,808,169     7,860,180    7,285,309
  Revenue taxes                          13,591,212    12,748,161   12,501,804
  Real estate, payroll and other taxes    2,771,716     2,717,067    2,513,891
  Federal income taxes (Note 3)           8,002,292     7,176,396    7,658,770

                                       ____________  ____________  ___________
        Total operating expenses         82,111,300    77,848,556   74,205,080

                                       ____________  ____________  ___________

Operating Income                         26,286,805    24,183,949   25,791,040

                                       ____________  ____________  ___________

Other Income:
  Litigation settlement (Note 11)                        (932,203)
  Gain on sale of land                                                 122,400
  Allowance for equity funds used
   during construction (Note 2)           2,976,290     1,178,133      445,339
  Federal income taxes (Note 3)          (1,159,218)     (237,599)    (258,024)
  Other-net                                 335,763       432,922      169,474

                                       ____________  ____________  ___________
        Total other income                2,152,835       441,253      479,189

                                       ____________  ____________  ___________

Total Operating and Other Income         28,439,640    24,625,202   26,270,229

                                       ____________  ____________  ___________

Interest Charges:
  Interest on long-term debt             10,892,129    10,774,008   11,527,301
  Other interest expense-net              2,343,903       175,507       77,921
  Capitalized interest (Note 2)          (2,445,093)     (867,101)    (391,895)
  Amortization of debt discount-net         323,557       319,646      224,383

                                       ____________  ____________  ___________
        Total interest charges           11,114,496    10,402,060   11,437,710

                                       ____________  ____________  ___________

Income Before Preferred Stock
  Dividends                              17,325,144    14,223,142   14,832,519
Preferred Stock Dividends                   813,000       854,047    1,050,000

                                       ____________  ____________  ___________

Earnings Applicable to Common Stock    $ 16,512,144  $ 13,369,095  $13,782,519

                                       ____________  ____________  ___________

                                       ____________  ____________  ___________

See Notes to Consolidated Financial Statements.



                                      -2-




Elizabethtown Water Company and Subsidiary                         APPENDIX I

Consolidated Balance Sheets

                                                            December 31,

                                                   ___________________________
Assets                                                 1995           1994

                                                   ____________   ____________

Utility Plant-at Original Cost:
 Utility plant in service                          $502,572,255   $469,172,575
 Construction work in progress                      100,212,636     55,739,951

                                                   ____________   ____________
       Total utility plant                          602,784,891    524,912,526
 Less accumulated depreciation and amortization      94,926,413     87,456,550

                                                   ____________   ____________
       Utility plant-net                            507,858,478    437,455,976

                                                   ____________   ____________



Non-utility Property                                     83,178         85,690

                                                   ____________   ____________




Current Assets:
 Cash and cash equivalents                            3,796,757      1,485,115
 Customer and other accounts receivable
  (less reserve: 1995, $532,000; 1994, $463,000)     16,943,725     12,350,802
 Unbilled revenues                                    7,443,656      7,161,483
 Materials and supplies-at average cost               1,912,015      1,724,969
 Prepaid insurance, taxes, other                      1,874,338      1,410,401
 Prepaid federal income taxes                                        1,344,630

                                                   ____________   ____________
       Total current assets                          31,970,491     25,477,400

                                                   ____________   ____________



Deferred Charges (Note 7):
 Prepaid pension expense (Note 10)                      580,534        926,142
 Waste residual management                              970,182        546,490
 Unamortized debt and preferred stock expenses        9,384,609      8,902,271
 Taxes recoverable through future rates (Note 3)     26,427,627     26,339,057
 Postretirement benefit expense (Note 10)             2,900,569      2,077,051
 Purchased water under recovery - net                    37,316        314,128
 Other unamortized expenses                             594,875        723,709

                                                   ____________   ____________
       Total deferred charges                        40,895,712     39,828,848

                                                   ____________   ____________
           Total                                   $580,807,859   $502,847,914

                                                   ____________   ____________

                                                   ____________   ____________


See Notes to Consolidated Financial Statements.


                                    -3-
Elizabethtown Water Company and Subsidiary                         APPENDIX I

Consolidated Balance Sheets

                                                            December 31,

                                                   ____________________________
Capitalization and Liabilities                         1995           1994

                                                   ____________   ____________

Capitalization (Notes 4 and 5):
 Common shareholder's equity                       $176,684,773   $151,624,255
 Cumulative preferred stock                          12,000,000     12,000,000
 Long-term debt-net                                 181,922,528    141,908,430

                                                   ____________   ____________
       Total capitalization                         370,607,301    305,532,685









                                                   ____________   ____________



Current Liabilities:
 Notes payable-banks (Note 5)                        27,000,000     23,000,000
 Long-term debt-current portion (Note 4)                 30,000         42,000
 Accounts payable and other liabilities              16,723,904     18,165,522
 Customers' deposits                                    305,349        278,895
 Municipal and state taxes accrued                   13,661,620     12,831,524
 Federal income taxes accrued                           533,286
 Interest accrued                                     2,937,637      2,828,464
 Preferred stock dividends accrued                       59,000         59,000

                                                   ____________   ____________
       Total current liabilities                     61,250,796     57,205,405

                                                   ____________   ____________



Deferred Credits:
 Customer advances for construction                  45,460,749     45,554,476
 Federal income taxes (Note 3)                       64,886,448     60,109,244
 Unamortized investment tax credits                   8,448,811      8,650,537
 Accumulated postretirement benefits (Note 10)        2,900,569      2,077,051

                                                   ____________   ____________
       Total deferred credits                       121,696,577    116,391,308

                                                   ____________   ____________



Contributions in Aid of Construction                 27,253,185     23,718,516

                                                   ____________   ____________

Commitments and Contingent Liabilities (Note 9)

                                                   ____________   ____________
           Total                                   $580,807,859   $502,847,914

                                                   ____________   ____________

                                                   ____________   ____________


See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I


Statements of Consolidated Capitalization

                                                            December 31,

                                                   ____________________________
                                                       1995            1994

                                                   ____________    ____________

  Common Shareholder's Equity (Notes 4 and 5):
   Common stock without par value, authorized,
   10,000,000 shares; issued 1995 and 1994,
   1,974,902 shares                               $ 15,740,602    $ 15,740,602
   Paid-in capital                                 112,157,348      88,868,632
   Capital stock expense                              (484,702)       (484,702)
   Retained earnings                                49,271,525      47,499,723

                                                  ____________    ____________
     Total common shareholder's equity             176,684,773     151,624,255

                                                  ____________    ____________


  Cumulative Preferred Stock (Note 4):
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued  and
    outstanding, 120,000 shares                     12,000,000      12,000,000

                                                  ____________     ___________


  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued


  Elizabethtown Water Company:
   7.20% Debentures, due 2019                       10,000,000      10,000,000
   7 1/2% Debentures, due 2020                      15,000,000      15,000,000
   6.60% Debentures, due 2021                       10,500,000      10,500,000
   6.70% Debentures, due 2021                       15,000,000      15,000,000
   8 3/4% Debentures, due 2021                      27,500,000      27,500,000
   8% Debentures, due 2022                          15,000,000      15,000,000
   5.60% Debentures, due 2025                       40,000,000
   7 1/4% Debentures, due 2028                      50,000,000      50,000,000


  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)           117,500         144,300

                                                  ____________    ____________
    Total long-term debt                           183,117,500     143,144,300
    Unamortized discount-net                        (1,194,972)     (1,235,870)

                                                  ____________    ____________
    Total long-term debt-net                       181,922,528     141,908,430

                                                  ____________    ____________
          Total capitalization                    $370,607,301    $305,532,685

                                                  ____________    ____________

                                                  ____________    ____________


See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I

Statements of Consolidated Shareholder's Equity


                                              Year Ended December 31,

                                      _______________________________________
                                         1995          1994            1993

                                      ____________   ___________   ___________


Common Stock:                         $ 15,740,602  $ 15,740,602  $ 15,740,602

                                      ____________  ____________  ____________


Paid-in Capital:
 Balance at Beginning of Year           88,868,632    63,522,594    43,713,297
 Capital contributed by parent company  23,288,716    25,346,038    19,809,297

                                      ____________  ____________  ____________
 Balance at End of Year                112,157,348    88,868,632    63,522,594

                                      ____________  ____________  ____________


Capital Stock Expense:                    (484,702)     (484,702)     (484,702)

                                      ____________  ____________  ____________


Retained Earnings:
 Balance at Beginning of Year           47,499,723    46,986,485    44,054,327
 Income Before Preferred Stock
  Dividends                             17,325,144    14,223,142    14,832,519
 Dividends on Common Stock             (14,740,342)  (12,855,857)  (10,850,361)
 Preferred Stock Dividends                (813,000)     (854,047)   (1,050,000)

                                      ____________  ____________  ____________
 Balance at End of Year                 49,271,525    47,499,723    46,986,485

                                      ____________  ____________  ____________

Total Common Shareholder's Equity     $176,684,773  $151,624,255  $125,764,979

                                      ____________  ____________  ____________

                                      ____________  ____________  ____________



See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I

Statements of Consolidated Cash Flows
                                                  Year Ended December 31,

                                          _____________________________________
                                             1995         1994         1993

                                          ___________  ___________  ___________
Cash Provided by Operating Activities:
Income Before Preferred Stock Dividends $ 17,325,144 $ 14,223,142 $ 14,832,519 Adjustments to reconcile net income to net cash provided by operating
activities:
 Depreciation                              8,808,169    7,860,180    7,285,309
 Gain on sale of land                                                 (122,400)
 Decrease (increase) in deferred charges     327,562     (169,459)     260,600
 Deferred income taxes and investment
  tax credits-net                          4,486,908    4,256,534    3,332,558
 Allowance for debt and equity funds
  used during construction (AFUDC)        (5,421,383)  (2,045,234)    (837,234)
 Other operating activities-net              (61,590)    (130,902)    (449,792)
 Change in current assets and liabilities
  excluding cash, short-term investments
  and current portion of debt:
   Customer and other accounts receivable (4,592,923)    (462,817)    (840,485)
   Unbilled revenues                        (282,173)      86,839     (688,601)
   Accounts payable and other liabilities (1,415,164)   8,517,848      669,078
   Accrued/prepaid interest and taxes      2,353,248   (1,464,787)     232,741
   Other                                    (187,046)    (101,266)      (6,870)

                                        ____________ ____________ ____________
Net cash provided by operating activities 21,340,752   30,570,078   23,667,423

                                        ____________ ____________ ____________
Cash Provided by Financing Activities:
Decrease in funds held by Trustee for
 construction expenditures                                382,306    8,519,877
Proceeds from issuance of debentures      40,000,000                50,000,000
Proceeds from issuance of preferred stock              12,000,000
Redemption of preferred stock                         (12,000,000)
Debt and preferred stock issuance costs     (482,338)    (876,594)  (3,139,571)
Capital contributed by parent company     23,288,716   25,346,038   19,809,297
Repayment of long-term debt                  (38,800)     (42,000) (50,042,000)
Contributions and advances for
 construction-net                          3,440,942    3,453,604    1,909,905
Net increase (decrease) in notes
 payable-banks                             4,000,000   23,000,000   (5,500,000)
Dividends paid on common and
 preferred stock                         (15,448,342) (13,631,154) (11,900,361)

                                        ____________ ____________ ____________
Net cash provided by financing
   activities                             54,760,178   37,632,200    9,657,147

                                        ____________ ____________ ____________
Cash Used for Investing Activities:
Utility plant expenditures (excluding
 AFUDC)                                  (73,789,288) (69,980,619) (32,501,865)
Proceeds from sale of land                                             131,000

                                        ____________ ____________ ____________
Net cash used for investing activities   (73,789,288) (69,980,619) (32,370,865)

                                        ____________ ____________ ____________
Net Increase (Decrease) in Cash and
 Cash Equivalents                          2,311,642   (1,778,341)     953,705
Cash and Cash Equivalents at
 Beginning of Year                         1,485,115    3,263,456    2,309,751

                                        ____________ ____________ ____________
Cash and Cash Equivalents at End of Year$  3,796,757 $  1,485,115 $  3,263,456

                                        ____________ ____________ ____________

                                        ____________ ____________ ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)  $  7,833,355 $  9,952,838 $ 11,837,347
  Income taxes                             4,158,093    6,771,254    5,881,008
  Preferred stock dividends             $    708,000 $    805,475 $  1,050,000

See Notes to Consolidated Financial Statements.
                                        -7-

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  ORGANIZATION
     Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount
     Holly), is a wholly owned subsidiary of E'town Corporation (E'town or Corporation). E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company and E'town Properties, Inc.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The consolidated financial statements include Elizabethtown and its subsidiary, Mount Holly. Significant intercompany accounts and transactions have been eliminated. Elizabethtown and Mount Holly are regulated water utilities and follow the Uniform System of Accounts, as adopted by the New Jersey Board of Public Utilities (BPU).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     Utility Plant and Depreciation
     Income is charged with the cost of labor, materials and other expenses incurred in making repairs and minor replacements and in maintaining the properties. Utility plant accounts are charged with the cost of improvements and major replacements of property. When depreciable property is retired or otherwise disposed of, the cost thereof, plus the cost of removal net of salvage, is charged to accumulated depreciation. Depreciation generally is computed on a straight-line basis at functional rates for various classes of assets. The provision for depreciation, as a percentage of average depreciable property, was 1.83% for 1995, 1.75% for 1994 and 1.74% for 1993. The
     1995 rate case (see Note 8) allowed an increase in depreciation rates effective February 1, 1995.

     Allowance for Funds Used During Construction
     Elizabethtown and Mount Holly capitalize, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC, a non-cash credit on the Statements of Consolidated Income, is added to the construction cost of the project and included in rate base and then recovered in rates during the project's useful life. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income. AFUDC totaled $5,421,383, $2,045,234 and $837,234 for 1995, 1994 and 1993,
     respectively (see Note 8).

                                     -8-
     Revenues
     Revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

     Federal Income Taxes
     Elizabethtown Water Company files a consolidated federal tax return with E'town. Deferred income taxes are provided for timing differences in the recognition of revenues and expenses for tax and financial statement purposes to the extent permitted by the BPU. Elizabethtown and Mount Holly account for prior years' investment tax credits by the deferral method, which amortizes the credits over the lives of the respective assets.

     Customer Advances for Construction and Contributions in Aid of
     Construction
     Customer Advances for Construction and Contributions in Aid of Construction represent capital provided by developers for main extensions to new real estate developments. Some portion of Customer Advances for Construction is refunded based upon the revenues that the new developments generate. Contributions in Aid of Construction are Customer Advances for Construction that, under the terms of individual main extension agreements, are no longer subject to refund.

     Cash Equivalents
     Elizabethtown Water Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     New Accounting Pronouncement
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective in 1996. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company believes that the adoption of SFAS 121 will not have any effect on the Company's results of operations or financial position.

     Reclassification
     Certain prior year amounts have been reclassified to conform to the current year's presentation.






                                     -9-
3.   FEDERAL INCOME TAXES
     The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35%) with the amount reported in the Statements of Consolidated Income follow:
                                                    1995     1994     1993
                                                  -------------------------
                                                    (Thousands of Dollars)

     Tax expense at statutory rate                 $9,270   $7,573  $7,962
     Items for which deferred taxes
      are not provided:
       Capitalized interest                                    (2)      (2)
       Difference between book and tax
         depreciation                                 133       92      81
       Investment tax credits                        (204)    (209)   (208)
       Other                                          (37)     (40)     84
                                                   -----------------------
     Provision for federal income taxes            $9,162   $7,414  $7,917
                                                   =======================
     The provision for federal income taxes
      is composed of the following:
     Current                                       $6,409   $5,087  $5,926
     Tax collected on main extensions              (1,734)  (1,931) (1,341)
     Deferred:
       Tax depreciation                             3,492    3,366   3,222
       Capitalized interest                           800      384      72
       Main cleaning and lining                       405      396     323
       Other                                           (8)     314     (91)
     Investment tax credits-net                      (202)    (202)   (194)
                                                   -----------------------
     Total provision                               $9,162   $7,414  $7,917
                                                   =======================

     Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." SFAS 109 established accounting rules that changed the manner in which income tax expense is determined for accounting purposes. SFAS 109 utilizes a liability method under which deferred taxes are provided at the enacted statutory rate for all temporary differences between financial statement earnings amounts and the tax basis of existing assets or liabilities.

     In connection with the adoption of SFAS 109, Elizabethtown and Mount Holly recorded additional deferred taxes for water utility temporary differences not previously recognized. The increased deferred tax liability was offset by a corresponding asset representing the future revenue expected to be recovered through rates based on established regulatory practice permitting such recovery.

     In accordance with SFAS 109, deferred tax balances have been reflected at E'town's current consolidated federal income tax rate, which is 35%.

     The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1995 and 1994 is as follows:

                                                  1995        1994
                                               ---------------------
                                               (Thousands of Dollars)

     Water utility plant-net                   $(56,956)  $(53,517)
     Taxes recoverable through future rates      (9,250)    (9,219)
     Investment tax credit                        2,957      3,028
     Prepaid pension expense                       (203)      (324)
     Capitalized interest                        (1,308)      (508)
     Other assets                                   654        557
     Other liabilities                             (780)      (126)
                                               -------------------
     Net deferred income tax liabilities       $(64,886)  $(60,109)
                                               ===================

     In 1995 Elizabethtown received tax refunds and interest related to the years 1984 and 1985 that contributed to an increase in net income of $206,948.

 4.  CAPITALIZATION
     In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $16,863,860. The gross proceeds of $17,737,500 were used to fund equity contributions to Elizabethtown totalling $16,900,000. These equity contributions have been used to repay short-term debt that had been issued under Elizabethtown's revolving credit agreement (see below) to partially fund the Company's capital program, the predominant portion of which relates to the construction of the Canal Road Water Treatment Plant (Plant) (see Note 9).

     In May 1994, E'town issued 690,000 shares of common stock for net proceeds of $18,218,471. The net proceeds were used to fund an equity contribution to Elizabethtown of $16,000,000. This contribution had been used to partially fund Elizabethtown's construction program, the predominant portion of which related to the Plant.

     E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $6,388,716 and $7,146,038 in 1995 and 1994, respectively, to
     Elizabethtown from the proceeds of DRP issuances.

     Cumulative Preferred Stock
     In March 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.37%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds and is being amortized over 10 years for ratemaking purposes.

     The $5.90 Cumulative Preferred Stock is not redeemable at the option of Elizabethtown. Elizabethtown is required to redeem all 120,000 shares of the Preferred Stock on March 1, 2004 at $100 per share.

     Long-term Debt
     Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends (which is the primary source of funds available to the Corporation for payment of dividends on its common stock), or acquire Elizabethtown's


                                     -11-
     common stock, all of which is held by E'town. At December 31, 1995, $7,753,084 of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision. Therefore, $35,241,659 of E'town's consolidated retained earnings were unrestricted.

     In December 1995, Elizabethtown issued $40,000,000 of 5.60% tax-exempt debentures through the New Jersey Economic Development Authority (NJEDA). The proceeds of the issue were used to repay amounts outstanding under a revolving credit agreement (see Note 5).

5.   LINES OF CREDIT
     In 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks that replaced the Company's uncommitted lines of credit. The Agreement provides up to $60,000,000 in revolving short-term financing, which together with internal funds, other short-term financing, proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs, which are estimated to be $148,905,000 through 1998. At December 31, 1995, Elizabethtown had outstanding borrowings of $27,000,000 under the Agreement at interest rates from 5.75% to 6.00%, at a weighted average rate of 5.94%.

     The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year, fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of December 31, 1995, the percentage of Elizabethtown's common and preferred equity to total capitalization, as calculated in accordance with the Agreement, was 47%. For the 12 months ended December 31, 1995, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.12 to 1.

     Elizabethtown has $17,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement.

     Information relating to bank borrowings for 1995, 1994 and 1993 is as follows:
                                                 1995        1994        1993
                                               -------------------------------
                                                    (Thousands of Dollars)

     Maximum amount outstanding..........      $60,000    $23,000       $7,000
     Average monthly amount outstanding..      $39,636    $ 2,958       $2,062
     Average interest rate at year end...          5.9%       6.1%          (A)
     Compensating balances at year end...         $  0     $    0      $   195
     Weighted average interest rate based
      on average daily balances..........          6.2%       5.7%         3.8%

     (A) No outstanding bank borrowings at year end.


                                        -12-

6.   FINANCIAL INSTRUMENTS
     The carrying amounts and the estimated fair values, as of
     December 31, 1995 and 1994, of financial instruments issued or held by the Company, are as follows:
                                                1995           1994
                                            ------------------------
                                              (Thousands of Dollars)
     Cumulative preferred stock (1):
       Carrying amount                      $ 12,000        $ 12,000
       Estimated fair value                   11,940          10,860
     Long-term debt (1):
       Carrying amount                      $181,923        $141,908
       Estimated fair value                  189,664         129,355

     (1) Estimated fair values are based upon quoted market prices for these or similar securities.

7.   REGULATORY ASSETS AND LIABILITIES
     Certain costs incurred by Elizabethtown and Mount Holly which have been deferred have been recognized as regulatory assets and are being amortized over various periods as set forth below:

                                                 1995          1994
                                             -----------------------
                                              (Thousands of Dollars)

     Waste residual management               $    970  $      546
     Unamortized debt and
       preferred stock expense                  9,385       8,902
     Taxes recoverable through
       future rates (Note 3)                   26,428      26,339
     Postretirement benefit expense
       (Note 10)                                2,901       2,077
     Purchased water under
       recovery-net (Note 8)                       37         314
                                              -------------------
                    Total                     $39,721     $38,178
                                              ===================

     Waste Residual Management
     The costs of disposing of the waste generated by Elizabethtown's and Mount Holly's water treatment plants are being amortized over three-year periods for ratemaking and financial statement purposes. No return is being earned on these deferred balances.

     Unamortized Debt and Preferred Stock Expenses
     Costs incurred in connection with the issuance or redemption of long-term debt have been deferred and are being amortized over the lives of respective issues for ratemaking and financial statement purposes. Costs incurred in connection with the issuance and redemption of preferred stock have been deferred and are being amortized over a 10-year period for ratemaking and financial statement purposes.

     There were no regulatory liabilities at December 31, 1995 or 1994.

8.   REGULATORY MATTERS
     Rates
     Elizabethtown
     On November 20, 1995, Elizabethtown filed a petition with the BPU for an increase in rates of $31,634,500 or 29.6%. The largest portion of the request, $22,925,227, is to cover the cost to finance and operate the Plant (see Note 9). The remainder of the rate request, $8,709,273

                                     -13-

     is needed to cover the cost to finance additional construction projects and to cover increases in operating expenses since rates were last established in February 1995. A decision by the BPU is expected in the summer of 1996. In light of the approval by the BPU of the 1993 Plant Stipulation (discussed below) and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief, but cannot predict the ultimate outcome of any rate proceeding.

     In February 1996, Elizabethtown filed a petition with the BPU for a decrease in rates of $390,318 under a Purchased Water Adjustment Clause (PWAC). This procedure, established by BPU rules, allows Elizabethtown to reflect in rates a change in the cost of water purchased from the New Jersey Water Supply Authority (NJWSA) without a complete rate case. The purpose of this request is to reflect in rates the expected decrease in the rate for water purchased by Elizabethtown from the NJWSA effective July 1, 1996.

     In August 1993, the BPU approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimates regarding the Plant's cost ($87,000,000 at that time) and construction period are reasonable (see Note 9). In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes the Company to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below
     2.0 times. The 1993 Plant Stipulation also provides that the rate of return on common shareholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common shareholder's equity established in the Company's most recent base rate case. The authorized rate of return on common shareholder's equity is currently 11.5%.

     In January 1995, the BPU approved a stipulation (1995 Stipulation) for Elizabethtown for a rate increase of $5,300,000, or 5.34%, effective February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the current service cost portion of the obligation accrued under SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company (see Note 10). The rate increase is covering the cost to finance $62,000,000 of construction projects that were not reflected in the rates established in March 1993. These projects include treatment, transmission and storage facilities needed to ensure that Elizabethtown continues to meet federal and state regulations on water quality and service. The increase is also offsetting increased costs for power, labor and benefits, primarily medical. The 1995 Stipulation also provides for an increase in depreciation rates resulting in an increase in depreciation expense of approximately $469,000. The 1995 Stipulation also required Elizabethtown to maintain a percentage of common equity to total capitalization of at least 45.1% for the 12 months ended January 31, 1996. The Company has met this requirement.

     On July 7, 1995, the BPU approved a Stipulation for a decrease in rates under a PWAC. The Stipulation resulted in a decrease in rates

                                          -14-
     for the PWAC, effective July 13, 1995 of $348,527.  This
     Stipulation reflects the decrease in rates for water purchased from the NJWSA.

     In June 1994, the BPU approved a Stipulation for an increase in rates under a PWAC. The Stipulation resulted in an increase in rates, effective July 1, 1994, of $334,611, reflecting the increase in rates for water purchased from the NJWSA.

     Mount Holly
     On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $851,171 and in the second phase by $2,794,002. The first phase is necessary to cover costs that were not reflected in rates last increased in October 1986. The second phase would cover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation which restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project is currently estimated to cost $16,500,000. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict the outcome of the objection. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

     On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $550,000, effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the process with respect to the second phase of the petition. While management believes that the water supply, treatment and transmission system planned for Mount Holly is the most cost-effective response to the state legislation affecting the area, we cannot predict the ultimate outcome of the rate proceeding at this time.

     Main Extension Refunds
     Previous disclosures have detailed events surrounding several lawsuits filed by developers with respect to the BPU's suggested refund formula for particular main extension agreements. The BPU's formula suggests refunds of 2 1/2 times annual revenues for each metered connection for water service. The plaintiffs had received refunds in accordance with this suggested formula. The initial petitions by the developers and the related litigation have been ongoing since 1984 with numerous BPU decisions, Appellate Division decisions and a New Jersey Supreme Court decision.


                                         -15-
     In June 1995, the New Jersey Supreme Court once again reviewed these matters and declined to hear the final appeal of the developers.

     Effectively, the BPU's suggested refund formula has been reaffirmed and therefore no refunds in excess of the 2 1/2 times revenues formula are required by the Company. Based upon the New Jersey Supreme Court's decision, the plaintiffs have withdrawn their suits.

9.   COMMITMENTS
     Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the NJWSA a minimum of 37 billion gallons of water annually. The Company purchases additional water from the NJWSA on an as-needed basis. Effective July 1, 1996, the annual cost under the contract will be $7,861,486. The total cost of water purchased from the NJWSA, including additional water purchased on an as-needed basis, was $9,344,792, $8,987,472 and $8,819,212 for 1995, 1994 and
     1993, respectively.

     The following is a schedule by years of future minimum rental payments required under noncancelable operating leases with terms in excess of one year at:
                                        December 31,
                                   ----------------------
                                   (Thousands of Dollars)

                        1996                $  909
                        1997                   859
                        1998                    12
                        1999                   -0-
                        2000                   -0-
                                            ------
                        Total               $1,780
                                            ======

     Rent expense totaled $820,481, $829,562 and $789,636 for 1995, 1994 and 1993, respectively.

     Capital expenditures through 1998 are estimated to be $148,905,000 for Elizabethtown's and Mount Holly's utility plant.

     Canal Road Water Treatment Plant
     In April 1994, following a competitive bidding process, Elizabethtown executed a lump-sum contract for the construction of the Canal Road Water Treatment Plant. The project is currently estimated to cost
     $100,000,000, excluding AFUDC.   The project is being completed on
     schedule and the construction contract is on budget. The Company has expended $82,952,434, excluding AFUDC of $7,167,396, on the Plant as of December 31, 1995. Construction is expected to be completed in the third quarter of 1996.

10.  PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
     Elizabethtown has a trusteed, noncontributory Retirement Plan (Plan), which covers most employees. Under the Company's funding policy, the Company makes contributions that meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.


                                          -16-
  The components of the net pension costs (credits) are as follows:

                                                   1995      1994     1993
                                                 -------------------------
                                                   (Thousands of Dollars)
Service cost--benefits earned during the year ..  $  915   $1,052   $   899
Interest cost on projected benefit obligation ..   2,156    1,946     1,973
Return on Plan assets ..........................  (7,587)     939    (1,409)
Net amortization and deferral ..................   4,862   (3,860)   (1,658)
                                                  -------------------------
Net pension costs (credits) ....................  $  346   $   77   $  (195)
                                                  =========================



Plan assets are invested in publicly traded debt and equity securities. The reconciliations of the funded status of the Plan to the amounts recognized in the Consolidated Balance Sheets are presented below:

                                                       1995     1994
                                                   ----------------------
                                                   (Thousands of Dollars)

Market value of Plan assets                           $36,957  $30,810
Actuarial present value of Plan benefits:             ----------------
Vested benefits                                        25,986   20,776
Non-vested benefits                                       101      157
                                                      ----------------
Accumulated benefit obligation                         26,087   20,933
Projected increases in compensation levels              7,877    5,642
                                                      ----------------
Projected benefit obligation                           33,964   26,575
Excess of Plan assets over projected benefit          ----------------
  obligation                                            2,993    4,235
Unrecognized net gain                                    (620)  (1,337)
Unrecognized prior service cost                           363      451
Unrecognized transition asset                          (2,156)  (2,423)
                                                      ----------------
Prepaid pension expense                               $   580  $   926
                                                      ================

  The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:
                                                1995       1994     1993
                                                ------------------------
       Discount rate                            7.00%     8.00%    7.00%
       Compensation increase                    5.50%     5.50%    5.50%
       Rate of return on Plan assets            9.00%     8.50%    8.50%

  The Company provides certain health care and life insurance benefits for substantially all of its retired employees. As a result of a contract negotiated in February 1996 with the Company's bargaining unit, all union and non-union employees retiring after January 1, 1997 will pay 25% of future increases in the premiums the Company pays for postretirement medical benefits.

  Effective January 1, 1993, the Company adopted SFAS 106. Under SFAS 106, the costs of postretirement benefits are accrued for each year the employee renders service, based on the expected cost of providing such benefits to the employee and the employee's beneficiaries and covered dependents, rather than expensing these benefits on a pay-as-you-go basis for retired employees.



                                        -17-
  Based upon an independent actuarial study, the transition obligation, calculated under SFAS 106, was $7,214,736 as of January 1, 1993. The transition obligation is being amortized over 20 years. The following table details the postretirement benefit obligation at December 31:

                                                   1995       1994
                                               ----------------------
                                               (Thousands of Dollars)

     Retirees                                     $2,404     $2,457
     Fully eligible plan participants              6,263      5,080
                                                  -----------------
     Accumulated postretirement benefit
       obligation                                  8,667      7,537
     Plan assets at fair value                      (320)         0
     Unrecognized net gain                           685      1,033
     Unrecognized transition obligation           (6,131)    (6,493)
                                                  -----------------
     Accrued postretirement benefit
        obligation                                $2,901     $2,077
                                                  =================

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1995, and for 1995, was 12%. This rate decreases linearly each successive year until it reaches 5% in 2005, after which the rate remains constant. The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:
                                             1995      1994      1993
                                            -------------------------
     Discount rate                           7.00%     8.00%     7.00%

     A single percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, and net postretirement service and interest cost by approximately $1,260,000 and $250,000, respectively.

     Based upon the independent actuarial study referred to above, the annual postretirement cost calculated under SFAS 106 is as follows:

                                              1995         1994       1993
                                              ----------------------------
                                                 (Thousands of Dollars)
  Service cost - benefits earned
    during the year                         $  474       $  369       $   249
  Interest cost on accumulated
    postretirement benefit obligation          579          592           602
  Amortization of transition obligation        360          361           361
                                            ---------------------------------
         Total                               1,413        1,322         1,212
  Deferred amount for regulated
    companies pending recovery                (824)      (1,072)       (1,005)
                                            ---------------------------------
  Net postretirement benefit expense        $  589       $  250       $   207
                                            =================================

  The rate increases allowed by the 1995 Stipulation and the Mount Holly Stipulation include as an allowable expense the pay-as-you-go portion of postretirement benefits as well as the current service cost, and require that the current service cost be funded. Elizabethtown funded $318,222 in 1995. These stipulations allow Elizabethtown and Mount Holly to defer the amount accrued in excess of these amounts for consideration in future rate cases. Generally accepted accounting principles permit this regulatory treatment, provided deferrals are not accumulated for a period of more than five years. As of December 31, 1995, the amount that has been deferred is $2,900,569.

  Recovery of Elizabethtown's deferred postretirement costs has been requested in Elizabethtown's recent rate case. Management believes that Elizabethtown and Mount Holly will recover the deferred postretirement costs in future rates.

11. LEGAL MATTERS

   As reported in 1994, a developer asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install facilities necessary to provide water service to a new development in a timely manner.

   In November 1994, the Company settled this matter by paying the developer $1,750,000. As part of the settlement, the developer agreed that part of this payment represented a refund of funds deposited under a main extension loan agreement for the construction of the facilities. In addition, the Company applied a portion of the settlement against an insurance reserve. The effect on 1994 earnings was $932,203 or $605,932 net of federal income taxes. The Company is seeking recovery from its insurance carriers.

   As previously reported, several lawsuits had been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in 1989 resulting in damage to property stored at that facility. This matter has been settled in 1995 resulting in a payment by Elizabethtown of $114,250. A provision for this estimated liability was previously recorded.

12. RELATED PARTY TRANSACTIONS

   The Company enters into various transactions with E'town and E'town Properties, Inc. Elizabethtown provides administrative and accounting services to these affiliates with are billed on a monthly basis. Elizabethtown is billed for financial services by E'town.

   The total of all intercompany billings was $469,548, $426,944 and $278,191 for 1995, 1994 and 1993, respectively. In addition, various expenditures are made to vendors which are common to the entities. Each entity absorbs its proportionate share of these costs.

13  QUARTERLY FINANCIAL DATA (Unaudited)

     A summary of financial data for each quarter of 1995 and 1994 follows:

                                            Income Before       Earnings
                  Operating    Operating       Preferred        Applicable
     Quarter      Revenues      Income      Stock Dividends   to Common Stock
     ------------------------------------------------------------------------
                (Thousands of Dollars Except Per Share Amounts)

     1995
      1st          $25,174      $ 5,906           $ 3,653        $3,449
      2nd           27,101        6,542             4,377         4,174
      3rd           30,451        8,085             5,720         5,517
      4th           25,672        5,754             3,575         3,372
                  -----------------------------------------------------
      Total       $108,398      $26,287           $17,325       $16,512
                  =====================================================
     1994
      1st         $ 24,657      $ 5,579           $ 3,082        $2,832
      2nd           25,208        5,945             3,484         3,281
      3rd           27,370        6,976             4,093         3,890
      4th           24,798        5,684             3,564         3,366
                  -----------------------------------------------------
      Total       $102,033      $24,184           $14,223       $13,369
                  =====================================================

     Water utility revenues are subject to a seasonal fluctuation due to normal increased consumption during the third quarter of each year.