Form 10-Q
period 1996-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1996-05-15
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

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

                                                    Outstanding at
           Class of Common Stock                      March 31, 1996
              E'town Corporation
                 without par value                      7,596,585

              Elizabethtown Water Company               1,974,902
                 without par value*

        * All shares are owned by E'town Corporation





                           E'TOWN CORPORATION

                       ELIZABETHTOWN WATER COMPANY

                                  INDEX

                                  _____


_______________________________________________________________________

PART I - FINANCIAL INFORMATION                                   PAGE

______________________________                                   ____

Item 1. Financial Statements

      E'TOWN CORPORATION AND SUBSIDIARIES

      ___________________________________

        - Statements of Consolidated Income                        1-2
        - Consolidated Balance Sheets                               3
        - Statements of Consolidated Capitalization                 5
        - Statements of Consolidated Shareholders' Equity           6
        - Statements of Consolidated Cash Flows                    7-8

      ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

      __________________________________________

        - Statements of Consolidated Income                       9-10
        - Consolidated Balance Sheets                              11
        - Statements of Consolidated Capitalization                13
        - Statements of Consolidated Shareholder's Equity          14
        - Statements of Consolidated Cash Flows                  15-16

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               17

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              23

PART II - OTHER INFORMATION

___________________________

Items 1 - 5                                                        32







Item 6.(a) - Exhibits                                              32
       (b) - Reports on Form 8-K                                   32

SIGNATURES                                                         33





PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      E'TOWN CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME


                                                      Three Months Ended
                                                           March 31,
                                                      1996          1995

                                                  ____________   ___________

Operating Revenues                                $ 25,760,090  $ 25,174,395

                                                  ____________  ____________

Operating Expenses:
  Operation                                         10,967,043    10,423,708
  Maintenance                                        1,473,960     1,365,679
  Depreciation                                       2,343,661     2,127,257
  Revenue taxes                                      3,227,630     3,123,259
  Real estate, payroll and other taxes                 837,009       725,168
  Federal income taxes                               1,342,599     1,564,264

                                                  ____________  ____________
        Total operating expenses                    20,191,902    19,329,335

                                                  ____________  ____________

Operating Income                                     5,568,188     5,845,060

                                                  ____________  ____________

Other Income (Expense):
  Allowance for equity funds used
   during construction                               1,098,971       618,321
  Write-down of non-utility property
   and other investments (Note 6)                                   (106,826)
  Federal income taxes                                (435,786)     (211,749)
  Other - net                                          146,133        93,502

                                                  ____________  ____________
        Total other income (expense)                   809,318       393,248

                                                  ____________  ____________

Total Operating and Other Income                     6,377,506     6,238,308

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                         3,451,284     2,895,982
  Other interest expense - net                         412,847       588,875
  Capitalized interest                                (962,933)     (553,970)
  Amortization of debt discount - net                   96,743        89,493

                                                  ____________  ____________
        Total interest charges                       2,997,941     3,020,380

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                       3,379,565     3,217,928
Preferred Stock Dividends                              203,250       203,250

                                                  ____________  ____________
Net Income                                        $  3,176,315  $  3,014,678

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $        .42  $        .45

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $        .42  $        .45

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for






 the Calculation of Earnings Per Share:
 Primary                                             7,573,477     6,635,878

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,867,226     6,938,157

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $        .51  $        .51

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME


                                                      Twelve Months Ended
                                                           March 31,
                                                      1996          1995

                                                  ____________   ___________

Operating Revenues                                $108,983,800  $102,549,511

                                                  ____________  ____________

Operating Expenses:
  Operation                                         44,691,342    41,430,562
  Maintenance                                        5,913,792     6,415,442
  Depreciation                                       9,024,573     8,058,572
  Revenue taxes                                     13,695,583    12,775,023
  Real estate, payroll and other taxes               2,965,010     2,770,179
  Federal income taxes                               7,389,724     6,896,295

                                                  ____________  ____________
        Total operating expenses                    83,680,024    78,346,073

                                                  ____________  ____________

Operating Income                                    25,303,776    24,203,438

                                                  ____________  ____________

Other Income (Expense):
  Litigation settlement                                             (932,203)
  Allowance for equity funds used
   during construction                               3,456,940     1,642,580
  Write-down of non-utility property
   and other investments (Note 6)                     (243,493)     (398,858)
  Federal income taxes                              (1,365,808)     (326,224)
  Other - net                                          794,028       618,493

                                                  ____________  ____________
        Total other income (expense)                 2,641,667       603,788

                                                  ____________  ____________

Total Operating and Other Income                    27,945,443    24,807,226

                                                  ____________  ____________

Interest Charges:
  Interest on long-term debt                        12,251,485    11,606,083
  Other interest expense - net                       2,213,656     1,055,409
  Capitalized interest                              (3,155,091)   (1,585,977)
  Amortization of debt discount - net                  365,223       357,973

                                                  ____________  ____________
        Total interest charges                      11,675,273    11,433,488

                                                  ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                      16,270,170    13,373,738
Preferred Stock Dividends                              813,000       808,030

                                                  ____________  ____________
Net Income                                        $ 15,457,170  $ 12,565,708

                                                  ____________  ____________

                                                  ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                          $       2.11  $       1.95

                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                    $       2.10  $       1.94

                                                  ____________  ____________

                                                  ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                             7,327,047     6,445,295







                                                  ____________  ____________

                                                  ____________  ____________
 Fully Diluted                                       7,623,550     6,752,084

                                                  ____________  ____________

                                                  ____________  ____________

Dividends Paid Per Common Share                   $       2.04  $       2.04

                                                  ____________  ____________

                                                  ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                     March 31,    December 31,
Assets                                                 1996           1995

                                                  ____________   ____________

Utility Plant-At Original Cost:
 Utility plant in service                         $507,687,795   $502,572,255
 Construction work in progress                     108,633,251    100,212,636

                                                  ____________   ____________
       Total utility plant                         616,321,046    602,784,891
 Less accumulated depreciation and amortization     97,272,805     94,926,413

                                                  ____________   ____________
       Utility plant-net                           519,048,241    507,858,478

                                                  ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                         13,783,181     13,601,191

                                                  ____________   ____________



Current Assets:
 Cash and cash equivalents                           1,701,955      4,925,400
 Short-term investments                                 30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1996, $535,021; 1995, $532,000)    16,383,478     15,984,043
 Unbilled revenues                                   7,314,039      7,443,656
 Materials and supplies-at average cost              1,733,807      1,912,015
 Prepaid insurance, taxes, other                     1,628,126      1,874,338

                                                  ____________   ____________
       Total current assets                         28,792,027     32,170,074

                                                  ____________   ____________



Deferred Charges:
 Prepaid pension expense                               422,275        512,691
 Waste residual management                             852,290        970,182
 Unamortized debt and preferred stock expenses       9,863,585      9,938,130
 Taxes recoverable through future rates             26,427,627     26,427,627
 Postretirement benefit expense                      3,071,215      2,900,569
 Purchased water under recovery-net                     48,282         37,316
 Other unamortized expenses                          1,432,425        739,857

                                                  ____________   ____________
       Total deferred charges                       42,117,699     41,526,372

                                                  ____________   ____________

           Total                                  $603,741,148   $595,156,115

                                                  ____________   ____________

                                                  ____________   ____________


See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                     March 31,    December 31,
Capitalization and Liabilities                         1996           1995

                                                  ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                      $178,351,534   $177,080,580
 Cumulative preferred stock                         12,000,000     12,000,000
 Long-term debt - net                              193,673,252    193,673,528

                                                  ____________   ____________
       Total capitalization                        384,024,786    382,754,108

                                                  ____________   ____________



Current Liabilities:
 Notes payable - banks                              32,500,000     27,000,000
 Long-term debt - current portion                       30,000         30,000
 Accounts payable and other liabilities             12,569,729     16,826,104
 Customers' deposits                                   308,135        305,349
 Municipal and state taxes accrued                  16,803,811     13,661,620
 Federal income taxes accrued                          704,864        150,735
 Interest accrued                                    3,095,698      3,268,134
 Preferred stock dividends accrued                      59,000         59,000

                                                  ____________   ____________
       Total current liabilities                    66,071,237     61,300,942

                                                  ____________   ____________



Deferred Credits:
 Customers' advances for construction               44,781,649     45,460,749
 Federal income taxes                               68,299,251     66,825,738
 State income taxes                                    173,365        173,365
 Unamortized investment tax credits                  8,415,477      8,448,811
 Accumulated postretirement benefits                 3,106,467      2,939,217

                                                  ____________   ____________
       Total deferred credits                      124,776,209    123,847,880

                                                  ____________   ____________



Contributions in Aid of Construction                28,868,916     27,253,185

                                                  ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)

           Total                                  $603,741,148   $595,156,115

                                                  ____________   ____________









                                                  ____________   ____________



See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                    March 31,     December 31,
                                                      1996            1995

                                                  ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity:
   Common stock without par value, authorized,
   15,000,000 shares; issued 1996, 7,622,461
   shares; 1995, 7,549,078 shares                $140,619,406    $138,667,930
   Paid-in capital                                  1,315,025       1,315,025
   Capital stock expense                           (5,159,834)     (5,159,834)
   Retained earnings                               42,314,221      42,994,743
   Less cost of treasury stock; 1996 and 1995,
    25,876 shares                                    (737,284)       (737,284)

                                                 ____________    ____________
     Total common shareholders' equity            178,351,534     177,080,580

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

                                                 ____________    ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                        11,748,000      11,751,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                      10,000,000      10,000,000
   7 1/2% Debentures, due 2020                     15,000,000      15,000,000
   6.60% Debentures, due 2021                      10,500,000      10,500,000
   6.70% Debentures, due 2021                      15,000,000      15,000,000
   8 3/4% Debentures, due 2021                     27,500,000      27,500,000
   8% Debentures, due 2022                         15,000,000      15,000,000
   5.60% Debentures, due 2025                      40,000,000      40,000,000
   7 1/4% Debentures, due 2028                     50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)          110,000         117,500

                                                 ____________    ____________
    Total long-term debt                          194,858,000     194,868,500
    Unamortized discount-net                       (1,184,748)     (1,194,972)

                                                 ____________    ____________
      Total long-term debt-net                    193,673,252     193,673,528

                                                 ____________    ____________

          Total capitalization                   $384,024,786    $382,754,108

                                                 ____________    ____________

                                                 ____________    ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                   Three Months      Year
                                                      Ended         Ended
                                                    March 31,    December 31,
                                                       1996          1995

                                                   ____________  ____________

Common Stock:
  Balance at Beginning of Period                  $138,667,930  $114,136,195
   Public sale of common stock,
    660,000 shares                                                17,737,500
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan,
    1996, 73,383 shares; 1995, 248,846 shares        1,951,476     6,388,716
   Exercise of stock options, 15,569 shares                          405,519

                                                  ____________  ____________
  Balance at End of Period                         140,619,406   138,667,930

                                                  ____________  ____________

Paid-in Capital:                                     1,315,025     1,315,025

                                                  ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                    (5,159,834)   (4,286,194)
   Expenses incurred for the issuance and
    sale of common stock                                            (873,640)

                                                  ____________  ____________
  Balance at End of Period                          (5,159,834)   (5,159,834)

                                                  ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                    42,994,743    42,439,552
   Net Income                                        3,176,315    15,295,533
   Dividends on common stock, 1996,
    $.51; 1995; $2.04                               (3,856,837)  (14,740,342)

                                                  ____________  ____________
  Balance at End of Period                          42,314,221    42,994,743

                                                  ____________  ____________

Treasury Stock:
  Balance at Beginning of Period                      (737,284)     (633,976)
   Cost of shares redeemed to
    exercise stock options, 3,844 shares                            (103,308)

                                                  ____________  ____________
  Balance at End of Period                            (737,284)     (737,284)

                                                  ____________  ____________


Total Common Shareholders' Equity                 $178,351,534  $177,080,580

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

                                                     ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                         $  3,176,315  $  3,014,678
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                        2,343,661     2,127,257
   Write-down of non-utility property and other
    investments                                                        106,826
   Decrease (increase) in deferred charges              (495,226)     (753,400)
   Deferred income taxes and investment tax
    credits - net                                      1,440,179       634,505
   Capitalized interest and AFUDC                     (2,061,904)   (1,172,291)
   Other operating activities-net                        (62,889)      154,591
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable             (399,435)     (671,641)
     Unbilled revenues                                   129,617      (187,533)
     Accounts payable and other liabilities           (4,253,589)   (6,750,305)
     Accrued/prepaid interest and taxes                3,770,096     5,392,513
     Other                                               178,208        28,863

                                                    ____________  ____________
      Net cash provided by operating activities        3,765,033     1,924,063

                                                    ____________  ____________

Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock                1,951,476     1,363,212
 Debt and preferred stock issuance/amortization costs     74,545       105,517
 Repayment of long-term debt                             (10,500)     (182,500)
 Contributions and advances for construction-net         936,631       613,148
 Net increase in notes payable - banks                 5,500,000    12,000,000
 Dividends paid on common stock                       (3,856,837)   (3,381,220)

                                                    ____________  ____________
     Net cash provided by financing activities         4,595,315    10,518,157

                                                    ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                (11,547,109)  (11,449,391)
 Development costs of land                               (36,684)      (33,563)

                                                    ____________  ____________
     Cash used for investing activities              (11,583,793)  (11,482,954)

                                                    ____________  ____________
Net (Decrease) Increase in Cash and Cash Equivalents  (3,223,445)      959,266
Cash and Cash Equivalents at Beginning of Period       4,925,400     4,254,708

                                                    ____________  ____________
Cash and Cash Equivalents at End of Period          $  1,701,955  $  5,213,974

                                                    ____________  ____________

                                                    ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)              $  3,074,251  $  2,352,388
  Income taxes                                      $    398,350  $    -0-
  Preferred stock dividends                         $    177,000  $    177,000

See Notes to Consolidated Financial Statements.
                                    -7-



                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                         Twelve Months Ended
                                                              March 31,
                                                         1996          1995

                                                     ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                         $ 15,457,170  $ 12,565,708
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                        9,024,573     8,058,572
   Write-down of non-utility property and other
    investments                                          243,493       398,858
   Decrease (increase) in deferred charges               400,991       313,015
   Deferred income taxes and investment tax
    credits - net                                      5,236,672     3,895,401
   Capitalized interest and AFUDC                     (6,612,031)   (3,228,557)
   Other operating activities-net                       (201,153)      239,499
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable           (3,364,966)   (1,092,528)
     Unbilled revenues                                    34,977      (114,959)
     Accounts payable and other liabilities            1,099,694     5,083,138
     Accrued/prepaid interest and taxes                 (298,997)      901,034
     Other                                               (37,701)       15,898

                                                    ____________  ____________
      Net cash provided by operating activities       20,982,722    27,035,079

                                                    ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                284
 Proceeds from issuance of debentures                 40,000,000
 Proceeds from issuance of common stock               24,143,051    24,950,402
 Debt and preferred stock issuance/amortization costs   (373,377)     (810,865)
 Repayment of long-term debt                            (280,800)     (483,000)
 Contributions and advances for construction-net       3,764,425     3,073,429
 Net increase (decrease) in notes payable - banks     (2,500,000)   35,000,000
 Dividends paid on common stock                      (15,215,959)  (13,374,256)

                                                    ____________  ____________
     Net cash provided by financing activities        49,537,340    48,355,994

                                                    ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                (73,887,006)  (77,293,772)
 Development costs of land                              (145,075)     (165,397)

                                                    ____________  ____________
     Cash used for investing activities              (74,032,081)  (77,459,169)

                                                    ____________  ____________
Net Decrease in Cash and Cash Equivalents             (3,512,019)   (2,068,096)
Cash and Cash Equivalents at Beginning of Period       5,213,974     7,282,070

                                                    ____________  ____________
Cash and Cash Equivalents at End of Period          $  1,701,955  $  5,213,974

                                                    ____________  ____________

                                                    ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)              $  9,072,745  $ 10,058,402
  Income taxes                                      $  5,144,526  $  5,746,254
  Preferred stock dividends                         $    708,000  $    679,141

See Notes to Consolidated Financial Statements.
                                    -8-





                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995

                                                    ____________   ___________

Operating Revenues                                  $ 25,760,090  $ 25,174,395

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,789,057    10,263,167
  Maintenance                                          1,473,960     1,365,679
  Depreciation                                         2,343,661     2,127,257
  Revenue taxes                                        3,227,630     3,123,259
  Real estate, payroll and other taxes                   819,341       706,003
  Federal income taxes                                 1,455,502     1,682,820

                                                    ____________  ____________
        Total operating expenses                      20,109,151    19,268,185

                                                    ____________  ____________

Operating Income                                       5,650,939     5,906,210

                                                    ____________  ____________

Other Income (Expense):
  Allowance for equity funds used
   during construction                                 1,098,971       618,321
  Federal income taxes                                  (433,442)     (238,313)
  Other - net                                            139,436        62,572

                                                    ____________  ____________
        Total other income (expense)                     804,965       442,580

                                                    ____________  ____________

Total Operating and Other Income                       6,455,904     6,348,790

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           3,252,986     2,693,561
  Other interest expense - net                           407,946       423,742
  Allowance for debt funds used
   during construction                                  (887,343)     (502,035)
  Amortization of debt discount - net                     88,139        80,889

                                                    ____________  ____________
        Total interest charges                         2,861,728     2,696,157

                                                    ____________  ____________

Income Before Preferred Stock Dividends                3,594,176     3,652,633
Preferred Stock Dividends                                203,250       203,250

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $  3,390,926  $  3,449,383

                                                    ____________  ____________

                                                    ____________  ____________











See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                        Twelve Months Ended
                                                             March 31,
                                                        1996          1995

                                                    ____________   ___________

Operating Revenues                                  $108,983,800  $102,549,511

                                                    ____________  ____________

Operating Expenses:
  Operation                                           43,658,290    40,772,068
  Maintenance                                          5,913,792     6,415,442
  Depreciation                                         9,024,573     8,058,572
  Revenue taxes                                       13,695,583    12,775,023
  Real estate, payroll and other taxes                 2,885,054     2,692,222
  Federal income taxes                                 7,774,974     7,324,829

                                                    ____________  ____________
        Total operating expenses                      82,952,266    78,038,156

                                                    ____________  ____________

Operating Income                                      26,031,534    24,511,355

                                                    ____________  ____________

Other Income:
  Litigation settlement                                               (932,203)
  Allowance for equity funds used
   during construction                                 3,456,940     1,642,580
  Federal income taxes                                (1,354,347)     (396,705)
  Other - net                                            412,627       416,407

                                                    ____________  ____________
        Total other income                             2,515,220       730,079

                                                    ____________  ____________

Total Operating and Other Income                      28,546,754    25,241,434

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          11,451,554    10,774,196
  Other interest expense - net                         2,328,107       595,745
  Allowance for debt funds used
   during construction                                (2,830,401)   (1,246,329)
  Amortization of debt discount - net                    330,807       323,557

                                                    ____________  ____________
        Total interest charges                        11,280,067    10,447,169

                                                    ____________  ____________

Income Before Preferred Stock Dividends               17,266,687    14,794,265
Preferred Stock Dividends                                813,000       808,030

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $ 16,453,687  $ 13,986,235









                                                    ____________  ____________

                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                     March 31,    December 31,
Assets                                                 1996           1995

                                                  ____________   ____________

Utility Plant - At Original Cost:
 Utility plant in service                         $507,687,795   $502,572,255
 Construction work in progress                     108,633,251    100,212,636

                                                  ____________   ____________
       Total utility plant                         616,321,046    602,784,891
 Less accumulated depreciation and amortization     97,272,805     94,926,413

                                                  ____________   ____________
       Utility plant - net                         519,048,241    507,858,478

                                                  ____________   ____________



Non-utility Property                                   152,101         83,178

                                                  ____________   ____________



Current Assets:
 Cash and cash equivalents                           1,165,645      3,796,757
 Customer and other accounts receivable
  (less reserve: 1996, $535,021; 1995, $532,000)    15,505,955     16,943,725
 Unbilled revenues                                   7,314,039      7,443,656
 Materials and supplies-at average cost              1,733,807      1,912,015
 Prepaid insurance, taxes, other                     1,628,126      1,874,338

                                                  ____________   ____________
       Total current assets                         27,347,572     31,970,491

                                                  ____________   ____________



Deferred Charges:
 Prepaid pension expense                               493,728        580,534
 Waste residual management                             852,290        970,182
 Unamortized debt and preferred stock expenses       9,318,668      9,384,609
 Taxes recoverable through future rates             26,427,627     26,427,627
 Postretirement benefit expense                      3,071,215      2,900,569
 Purchased water under recovery-net                     48,282         37,316
 Other unamortized expenses                          1,298,265        594,875

                                                  ____________   ____________
       Total deferred charges                       41,510,075     40,895,712

                                                  ____________   ____________

           Total                                  $588,057,989   $580,807,859

                                                  ____________   ____________

                                                  ____________   ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                     March 31,    December 31,
Capitalization and Liabilities                         1996           1995

                                                  ____________   ____________

Capitalization (Note 3):
 Common shareholder's equity                      $176,796,279   $176,684,773
 Cumulative preferred stock                         12,000,000     12,000,000
 Long-term debt - net                              181,925,252    181,922,528

                                                  ____________   ____________
       Total capitalization                        370,721,531    370,607,301

                                                  ____________   ____________



Current Liabilities:
 Notes payable - banks                              32,000,000     27,000,000
 Long-term debt - current portion                       30,000         30,000
 Accounts payable and other liabilities             12,486,417     16,723,904
 Customers' deposits                                   308,135        305,349
 Municipal and state taxes accrued                  16,803,896     13,661,620
 Federal income taxes accrued                        1,197,973        533,286
 Interest accrued                                    2,961,052      2,937,637
 Preferred stock dividends accrued                      59,000         59,000

                                                  ____________   ____________
       Total current liabilities                    65,846,473     61,250,796

                                                  ____________   ____________



Deferred Credits:
 Customers' advances for construction               44,781,649     45,460,749
 Federal income taxes                               66,359,961     64,886,448
 Unamortized investment tax credits                  8,415,477      8,448,811
 Accumulated postretirement benefits                 3,063,982      2,900,569

                                                  ____________   ____________
       Total deferred credits                      122,621,069    121,696,577

                                                  ____________   ____________



Contributions in Aid of Construction                28,868,916     27,253,185

                                                  ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)
                                                  ____________   ____________
           Total                                  $588,057,989   $580,807,859

                                                  ____________   ____________

                                                  ____________   ____________



See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                   March 31,      December 31,
                                                      1996            1995

                                                  ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1996 and 1995,
  1,974,902 shares                               $ 15,740,602    $ 15,740,602
  Paid-in capital                                 112,734,705     112,157,348
  Capital stock expense                              (484,702)       (484,702)
  Retained earnings                                48,805,674      49,271,525

                                                 ____________    ____________
    Total common shareholder's equity             176,796,279     176,684,773

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

                                                 ____________     ___________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                      10,000,000      10,000,000
   7 1/2% Debentures, due 2020                     15,000,000      15,000,000
   6.60% Debentures, due 2021                      10,500,000      10,500,000
   6.70% Debentures, due 2021                      15,000,000      15,000,000
   8 3/4% Debentures, due 2021                     27,500,000      27,500,000
   8% Debentures, due 2022                         15,000,000      15,000,000
   5.60% Debentures, due 2025                      40,000,000      40,000,000
   7 1/4% Debentures, due 2028                     50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)          110,000         117,500

                                                 ____________    ____________
    Total long-term debt                          183,110,000     183,117,500
    Unamortized discount - net                     (1,184,748)     (1,194,972)

                                                 ____________    ____________
      Total long-term debt - net                  181,925,252     181,922,528

                                                 ____________    ____________

          Total capitalization                   $370,721,531    $370,607,301

                                                 ____________    ____________

                                                 ____________    ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                 Three Months      Year
                                                    Ended         Ended
                                                   March 31,   December 31,
                                                     1996         1995

                                                 ____________  ____________


Common Stock:                                   $ 15,740,602  $ 15,740,602

                                                ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                 112,157,348    88,868,632
   Capital contributed by parent company             577,357    23,288,716

                                                ____________  ____________
  Balance at End of Period                       112,734,705   112,157,348

                                                ____________  ____________


Capital Stock Expense:                              (484,702)     (484,702)

                                                ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                  49,271,585    47,499,723
   Income Before Preferred Stock
    Dividends                                      3,594,176    17,325,144
   Dividends on Common Stock                      (3,856,837)  (14,740,342)
   Preferred Stock Dividends                        (203,250)     (813,000)

                                                ____________  ____________
  Balance at End of Period                        48,805,674    49,271,525

                                                ____________  ____________

Total Common Shareholder's Equity               $176,796,279  $176,684,773

                                                ____________  ____________

                                                ____________  ____________


See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

                                                     ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends            $  3,594,176  $  3,652,633
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                        2,343,661     2,127,257
   Decrease (increase) in deferred charges              (509,658)     (727,356)
   Deferred income taxes and investment tax
    credits - net                                      1,440,179       634,563
   Allowance for debt and equity funds used
    during construction (AFUDC)                       (1,986,314)   (1,120,356)
   Other operating activities-net                        (92,123)      124,207
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            1,437,770    (1,051,124)
     Unbilled revenues                                   129,617      (187,533)
     Accounts payable and other liabilities           (4,234,701)   (6,707,699)
     Accrued/prepaid interest and taxes                4,076,590     5,582,330
     Other                                               178,208        28,863

                                                    ____________  ____________
      Net cash provided by operating activities        6,377,405     2,355,785

                                                    ____________  ____________

Cash Flows Provided by Financing Activities:
 Debt and preferred stock issuance/amortization costs     65,941        96,913
 Capital contributed by parent company                   577,357     1,363,212
 Repayment of long-term debt                              (7,500)      (10,500)
 Contributions and advances for construction-net         936,631       613,148
 Net increase in notes payable - banks                 5,000,000    12,000,000
 Dividends paid on common and preferred stock         (4,033,837)   (3,558,220)

                                                    ____________  ____________
      Net cash provided by financing activities        2,538,592    10,504,553

                                                    ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                (11,547,109)  (11,449,391)

                                                    ____________  ____________
      Cash used for investing activities             (11,547,109)  (11,449,391)

                                                    ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents  (2,631,112)    1,410,947
Cash and Cash Equivalents at Beginning of Period       3,796,757     1,485,115

                                                    ____________  ____________
Cash and Cash Equivalents at End of Period          $  1,165,645  $  2,896,062

                                                    ____________  ____________

                                                    ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)              $  2,750,758  $  1,992,685
  Income taxes                                      $    398,350  $    -0-
  Preferred stock dividends                         $    177,000  $    177,000

See Notes to Consolidated Financial Statements.
                                    -15-






                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                         Twelve Months Ended
                                                              March 31,
                                                         1996          1995

                                                     ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends            $ 17,266,687  $ 14,794,265
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                        9,024,573     8,058,572
   Decrease (increase) in deferred charges               448,347       380,350
   Deferred income taxes and investment tax
    credits - net                                      5,292,524     4,253,957
   Allowance for debt and equity funds used
    during construction (AFUDC)                       (6,287,341)   (2,888,909)
   Other operating activities-net                       (277,920)       11,725
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable           (2,104,029)   (2,255,907)
     Unbilled revenues                                    34,977      (114,959)
     Accounts payable and other liabilities            1,057,834     4,947,651
     Accrued/prepaid interest and taxes                  847,508       333,199
     Other                                               (37,701)       15,899

                                                    ____________  ____________
      Net cash provided by operating activities       25,265,459    27,535,843

                                                    ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                                284
 Capital contributed by parent company                22,502,861    26,709,250
 Proceeds from issuance of debentures                 40,000,000
 Debt and preferred stock issuance/amortization costs   (416,397)     (845,281)
 Repayment of long-term debt                             (35,800)      (42,000)
 Contributions and advances for construction-net       3,764,425     3,073,429
 Net increase in notes payable - banks                (3,000,000)   35,000,000
 Dividends paid on common and preferred stock        (15,923,959)  (14,023,219)

                                                    ____________  ____________
      Net cash provided by financing activities       46,891,130    49,872,463

                                                    ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                (73,887,006)  (77,293,772)

                                                    ____________  ____________
      Cash used for investing activities             (73,887,006)  (77,293,772)

                                                    ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents  (1,730,417)      114,534
Cash and Cash Equivalents at Beginning of Period       2,896,062     2,781,528

                                                    ____________  ____________
Cash and Cash Equivalents at End of Period          $  1,165,645  $  2,896,062

                                                    ____________  ____________

                                                    ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)              $  8,591,428  $  9,563,558
  Income taxes                                      $  4,556,443  $  5,746,254
  Preferred stock dividends                         $    708,000  $    679,141

See Notes to Consolidated Financial Statements.
                                    -16-




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

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The notes accompanying the 1995 Annual Report to Shareholders and the 1995 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   CAPITALIZATION
     E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $577,357 from the proceeds of DRP issuances to Elizabethtown for the three months ended March 31, 1996.

4.   LINES OF CREDIT
     In 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows
     Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The
     Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of March 31, 1996, the percentage of Elizabethtown's common and preferred equity to total capitalization was 47%. For the twelve months ended
     March 31, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At March 31, 1996, Elizabethtown had short-term borrowings outstanding of $32,000,000 under the Agreement at interest rates from 5.38 to 6.00%, at a weighted average interest rate of 5.82%. E'town has $30,000,000 of

                          -17

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

6.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utililty Property and Other Investments at March 31, 1996 is an investment of $1,367,997
     ($270,972 net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System
     V (SEGS), located in California.

     Also included in Non-utility Property and Other Investments at March 31, 1996 is $12,253,693 of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1996.

     Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. During 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value. This was due to the fact that the Mansfield property was not ready for its intended use and various carrying charges were being capitalized while, based upon prior appraisals, the market value of the property had remained constant. Charges of $243,493 for the twelve months ended March 31, 1996 to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning an appraisal has revealed that the market value of the property has increased to extent that, barring any significant changes in the circumstances surrounding this property, further adjustments to reduce the carrying value by the amount of the capitalized carrying charges are not presently expected. Consequently, no charges to the carrying value have been reflected for the three months ended March 31, 1996.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

     Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other milestones have been established during this period, at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

7.   REGULATORY MATTERS

     Rates

     Elizabethtown

     In November 1995, Elizabethtown filed a petition with the BPU for an increase in rates of $31,634,500 or 29.6%. The largest portion of the request, $22,925,227, is to recover the cost to finance and operate the Canal Road Water Treatment Plant (Plant) (see Note 8). The remainder of the rate request, $8,709,273, is needed to recover the cost to finance additional construction projects and to recover increases in operating expenses since rates were last established in February 1995.

     On May 14, 1996 the Administrative Law Judge assigned to the Elizabethtown rate case approved an agreement (1996 Stipulation) reached by the principle parties in the case, which will yield a $21,800,000 rate increase. Under the 1996 Stipulation, the increase will be effective upon the completion of the Canal Road Water Treatment Plant, which is expected to be in the third quarter of 1996. The parties involved in the case were the Company, the staff of the BPU, the Department of Ratepayer Advocate and several municipalities and major customers. The settlement requires approval by the BPU. The 1996 Stipulation reflects a full allowance for all capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Depreciation on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Also, the 1996 Stipulation contains a provision that the Company will not be required to record such depreciation expense for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits. Furthermore, the settlement reflects the decrease in the unit cost of water purchased from the New Jersey Water Supply Authority (NJWSA). Therefore, upon approval by the BPU of the 1996 Stipulation, the Company will withdraw its petition filed with the BPU in February 1996 to change its Purchased Water Adjustment Clause.

     In August 1993, the BPU approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimates regarding the Plant's cost, $87,000,000 at that time, and construction period are reasonable (see Note 8). In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorized the Company to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The 1993 Plant Stipulation also provides that the rate of return on common shareholder's equity used to calculate the rate for the equity component of the Allowance for Funds Used During Construction (AFUDC) for the Plant will be 1.5% less than the rate of return on common shareholder's equity established in the Company's most recent base rate case. The authorized rate of return on common shareholder's equity is currently 11.5%.

     Mount Holly

     In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $851,171, and in the second phase by $2,794,002. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water than can be withdrawn from an aquifer in certain areas of southern New Jersey. The project is currently estimated to cost $16,500,000. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for this project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict the outcome of the objection. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

     On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $550,000, effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the second phase of the petition. While management believes that the water supply, treatment and transmission system planned for Mount Holly is the most cost-effective response to the state legislation affecting the area, management cannot predict the ultimate outcome of the rate proceeding at this time.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     In April 1994, following a competitive bidding process, Elizabethtown executed a lump-sum contract for the construction of the Plant. The project is currently estimated to cost $100,000,000, excluding AFUDC. The project is on schedule and the construction contract is on budget. The Company has expended $87,255,961 excluding AFUDC of $9,043,417, on the Plant as of March 31, 1996. Construction is expected to be completed in the third quarter of 1996.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     The Corporation has adopted Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation." SFAS 123 includes certain elective provisions which, if followed, would require the Corporation to record compensation for awards made under the E'town Corporation 1987 Stock Option Plan (Stock Option Plan). The Corporation has elected to continue to account for its Stock Option Plan using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will not have any effect on the results of operations but will require expanded disclosure regarding the pro-forma effect on net income and earnings per share, This pro-forma disclosure will be required upon the issuancance of any new options in 1996. There were no new options issued in the first quarter of 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended March 31, 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at March 31, 1996, and the results of operations for the three and twelve months ended March 31, 1996 and 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     Capital Expenditures Program

          Capital expenditures, primarily for water utility plant, were $11.6 million for the first three months of 1996. Capital expenditures for the three-year period ending December 31, 1998 are estimated to be $149.8 million, of which $148.9 million is for utility plant ($128.4 million for Elizabethtown and $20.5 million for Mount Holly), and $.9 million is for non-utility expenditures.

          A major portion of the utilities' capital outlays will occur in the first nine months of the three-year period as Elizabethtown completes its new water treatment plant (discussed below). After this project is completed in the third quarter of 1996, the capital outlays for Elizabethtown are expected to return to levels experienced in the early 1990s. Mount Holly expects to incur significant capital expenditures in 1997 as it constructs new water supply, treatment and transmission facilities as discussed below.

     Elizabethtown

          Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant, which will have an initial rated production capacity of 40 million gallons per day (mgd) and has been designed to permit expansion of 200 mgd, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Expansion of the Plant's production capacity beyond 40 mgd is not expected to occur in the foreseeable future. Elizabethtown's construction program also includes additional mains and storage facilities necessary to serve existing and future customers.

          In April 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The estimated cost of the Plant is approximately $100 million, excluding an Allowance for Funds Used During Construction (AFUDC).
     The Company had expended $87.3 million, excluding AFUDC of $9.0 million, on the Plant as of March 31, 1996. The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed during the third quarter of 1996.

          In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant's cost, at that time, $87 million, and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased.

          The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The pre-tax interest coverage has remained above the 2.0 times trigger level and therefore, the surcharge has not been required. The 1993 Plant Stipulation also provides that the rate of return on common shareholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common shareholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on Elizabethtown's common shareholder's equity is currently 11.5%. Elizabethtown has filed, and has reached a settlement, subject to BPU approval, for a rate increase to reflect the financing and operating costs of the Plant (see Economic Outlook).

     Mount Holly

          To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding AFUDC, and is expected to be completed in 1997. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. Mount Holly has filed for rate relief relating to the Mansfield Project (see Economic Outlook).

          On October 5, 1995, the NJDEP granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the water allocation diversion permit. The Company and Mount Holly believe that the permit in question will be upheld but cannot predict the outcome of the objection. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

          For the three-year period ending December 31, 1998, Elizabethtown, including Mount Holly, estimates that 34% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings under the revolving credit agreement. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects and the Mansfield Project over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

          Elizabethtown continues to obtain a portion of the funds required for its capital program through borrowings under its revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement provides up to $60.0 million in revolving short-term financing, which together with internal funds, other short-term financing, proceeds of future issuances of long-term debt and capital contributions from E'town, is expected to be sufficient to finance Elizabthtown's and Mount Holly's capital needs throughout 1998. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60.0 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year, fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of March 31, 1996, the percentage of Elizabethtown's common and preferred equity total capitalization, as calculated in accordance with Agreement, was 47%. For the 12 months ended March 31, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At March 31, 1996 Elizabethtown had borrowings outstanding of $32.0 million under the Agreement at interest rates from 5.38% to 6.00% at a weighted average rate of 5.82%.

         In late 1996, Elizabethtown intends to issue approximately $30.0million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.

     RESULTS OF OPERATIONS

          Net Income for the three months ended March 31, 1996 was $3.2 million or $.42 per share as compared to $3.0 million or $.45 per share for the same period in 1995. Net income for the twelve months ended March 31, 1996 was $15.5 million or $2.11 per share as compared to $12.6 million or $1.95 per share for 1995. An increase in operating revenues and AFUDC which was somewhat offset by an increase in operating expenses accounted for the increase in net income for the three months ended March 31, 1996. An increase in operating revenues, primarily from a February 1, 1995 rate increase, a somewhat smaller increase in operating expenses and a non-recurring litigation charge in late 1994 all contributed to the increase in net income for the twelve months ended March 31, 1996.

          Operating Revenues increased $.6 million or 2.3% for the three months ended March 31, 1996 compared to the comparable period in 1995. Included in this increase is $.4 million attributable to a rate increase for Elizabethtown, which was effective February 1, 1995. Sales to retail customers related to water usage increased $.1 million. Sales to other water systems and to large industrial customers increased $.2 million each. Fire service revenues decreased $.3 million from the 1995 amount as these rev-enues are being recorded ratably throughout the year rather than in the quarter billed.

          Operating Revenues increased $6.4 million or 6.3% for the twelve months ended March 31, 1996 over the comparable period in 1995. Included in this increase is $5.1 million, attributable to a rate increase for Elizabethtown effective

     February 1, 1995.  Also, sales to retail customers increased
     $1.1 million and sales to industrial and fire service customers increased $.4 million and decreased $.2 million, respectively.

          Operation Expenses increased $.5 million or 5.2% and $3.3 million or 7.9% for the three and twelve months ended March 31, 1996, respectively, compared to the comparable 1995 periods. The increases are due primarily to increased costs for labor, benefits and miscellaneous expenses in addition to the cost of chemicals used in the water treatment process. Benefit costs increased due, primarily, to an increase in the actuarially calculated pension expense in addition to the current service cost portion of postemployment benefits which is reflected in rates.

          Maintenance Expenses increased $.1 million or 7.9% and decreased $.5 million or 7.8% for the three and twelve months ended March 31, 1996, respectively, compared to the comparable 1995 periods. The decrease for the twelve month period is due to the results of preventive maintenance at various operating facilities throughout the Company.

          Depreciation Expense increased $.2 million or 10.2% and $1.0 million or 12.0% for the three and twelve month periods ended March 31, 1996, respectively, compared to the comparable 1995 periods. The increases are due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service.

          Revenue Taxes increased $.1 million and $.9 million for the three and twelve month periods ended March 31, 1996 compared to the 1995 periods due to the higher level of revenues on which these taxes are calculated.

          Real Estate, Payroll and Other Taxes increased $.1 million or 15.4% and $.2 million or 7.0% for the three and twelve months ended March 31, 1996, respectively compared to the comparable 1995 periods. The increases are due to increased payroll taxes resulting from labor cost increases in addition to increases in real estate taxes for various parcels related to utility operations.

          Federal Income Taxes decreased $.2 million or 14.2% and increased $.5 million or 7.2% for the three and twelve months ended March 31, 1996, respectively, compared to the comparable 1995 periods due to the changes in the components of taxable income discussed herein.

          Other Income (Expense) increased $.4 million and $2.0 million for the three and twelve months ended March 31, 1996, respectively, compared to the comparable periods in

     1995. Increases in the equity component of AFUDC of $.5 million and $1.8 million for the three and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Included in the net increase for the twelve month period is a non-recurring litigation settlement of $.9 million in 1994. Federal income taxes, as a result of all of the above, increased $.2 million and $1.0 million for the three and twelve month periods, respectively.

          Total Interest Charges decreased less than $.1 million and increased $.2 million for the three and twelve month periods ended March 31, 1996, respectively compared to the 1995 months. The net decrease for the three month period is due to somewhat lower interest rates on a marginally lower level of short-term borrowings under the revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis. Interest on long-term debt increased $.6 million for both the three and twelve month periods due to the issuance of $40.0 million of NJEDA tax-exempt debentures in December 1995 to refinance balances previously incurred under the revolving credit agreement. This was offset by an increase in the debt component of AFUDC resulting from Elizabethtown's higher level of construction activity, primarily due to the Plant.

     ECONOMIC OUTLOOK

          Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's and Mount Holly's ability to obtain adequate and timely rate relief in connection with their additions to utility plant and, to a lesser degree, the ability of Properties and E'town to generate earnings from their unregulated businesses.

     Elizabethtown and Subsidiary

          Over the last several years, governmental water quality and service regulations have required Elizabethtown and Mount Holly to make significant investments in water supply, treatment, transmission and storage facilities, including the Plant and the Mansfield Project, to augment existing facilities. Currently, Elizabethtown and Mount Holly believe they are in compliance with all water quality standards in all material respects.

     Accordingly, the timing and amount of rate increases obtained by Elizabethtown and Mount Holly, in response to the pending rate requests discussed below, will be a major factor affecting earnings in 1996 and beyond. Once the new facilities, referred to above, are constructed and reflected in rates, Elizabethtown expects its internally generated cash flow to increase and capital outlays to return to levels experienced in the early 1990s. As a result, the need for external financing and rate relief are expected to become less frequent. Therefore, more so than in recent years, management's ongoing efforts to grow unit sales and control operating costs will benefit the customer by reducing the frequency of rate increases and will benefit shareholders by positively affecting earnings.

          On November 20, 1995, Elizabethtown filed a petition with the BPU for an increase in rates of $31.6 million, or 29.6%. The largest portion of the request, $22.9 million is needed to recover the costs to finance and operate the Plant. The remainder of the rate increase, $8.7 million, is needed to recover the cost to finance additional construction projects and to recover increases in operating expenses since rates were last established in February 1995.

          On May 14, 1996 the Administrative Law Judge assigned to the Elizabethtown rate case approved an agreement (1996 Stipulation) reached by the principle parties in the case, which will yield a $21.8 million rate increase. Under the 1996 Stipulation, the increase will be effective upon the completion of the Canal Road Water Treatment Plant, which is expected to be in the third quarter of 1996. The parties involved in the case were the Company, the staff of the BPU, the Department of Ratepayer Advocate and several municipalities and major customers. The settlement requires approval by the BPU.

     The 1996 Stipulation reflects a full allowance for all capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Depreciation on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Also, the 1996 Stipulation contains a provision that the Company will not be required to record such depreciation expense for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits. Furthermore, the settlement reflects the decrease in the unit cost of water purchased from the New Jersey Water Supply Authority (NJWSA). Therefore, upon approval by the BPU of the 1996 Stipulation, the Company will withdraw its petition filed with the BPU in February 1996 to change its Purchased Water Adjustment Clause.

          On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the cost of the Mansfield Project as discussed above. The project is currently estimated to cost $16.5 million. Construction is expected to begin upon final issuance of the water allocation diversion permit from the NJDEP, and the project is expected to be completed in 1997.

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





     E'TOWN

          Included Non-utility Property and Other Investments at
     March 31, 1996 is an investment of $1.4 million ($.3 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V, located in
     California.

     Properties

          Also included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at March 31, 1996 is $12.3 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1996.

          Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. During 1993, the carrying value of the Mansfield Property exceeded its estimated net realizable value. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, based upon prior appraisals, the estimated net realizable value of the property had remained constant. Charges of $.2 million, for the twelve months ended March 31, 1996, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning, an appraisal has revealed that the market value of the property has increased to the extent that, barring any significant changes in the circumstances surrounding this property, no further adjustments to the carrying value are presently expected. Consequently, no charges to the carrying value have been reflected for the three months ended March 31, 1996.

          The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

          Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other milestones have been established during this period, at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

     PART II - OTHER INFORMATION

     Items 1 - 5:

          Nothing to report.

     Item 6(a) - Exhibits

     Exhibits to Parts I:

          Exhibit 11 -    E'town Corporation and Subsidiaries -

          Exhibit 12 -    Elizabethtown Water Company - Computation of

          Exhibit 27 - E'town Corporation and Subsidiaries and

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



       Date:    May 15, 1996         E'TOWN CORPORATION



                                     /s/ Andrew M. Chapman

                                     ______________________________________
                                     Andrew M. Chapman
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)



                                      /s/ Walter M. Braswell
                                      ______________________________________
                                      Walter M. Braswell
                                      Secretary



                                      ELIZABETHTOWN WATER COMPANY


                                      /s/ Gail P. Brady

                                      ______________________________________
                                      Gail P. Brady
                                      Treasurer
                                      (Principal Financial Officer)



                                      /s/ Dennis W. Doll

                                      ______________________________________
                                      Dennis W. Doll
                                      Controller
                                      (Principal Accounting Officer)