Form 10-Q
period 1996-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1996-08-14
CIK 764403, 32379

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                     Commission file number 1-11023
                            E'TOWN CORPORATION
          (Exact name of registrant as specified in its charter)

             New Jersey                             22-2596330
     (State of incorporation)             (I.R.S. Employer Identification No.)
           600 South Avenue
        Westfield, New Jersey                                     07090
    (Address of principal executive offices)               (Zip Code)

               Registrant's telephone number                 (908) 654-1234

           Title of each class       Name of each exchange on which registered
     Common Stock, without par value             New York Stock Exchange

                        Commission file number 0-628
                         ELIZABETHTOWN WATER COMPANY
         (Exact name of registrant as specified in its charter)

              New Jersey                                22-1683171
        (State of incorporation)          (I.R.S. Employer Identification No.)
          600 South Avenue
          Westfield, New Jersey                                   07090
        (Address of principal executive offices)               (Zip Code)

              Registrant's telephone number                  (908) 654-1234

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

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                                                  Outstanding at
             Class of Common Stock:                June 30, 1996
               E'town Corporation(without par value)  7,665,546
               Elizabethtown Water Company            1,974,902

          * All shares are owned by E'town Corporation

                E'TOWN CORPORATION AND SUBSIDIARIES
            ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY






          PART I - FINANCIAL INFORMATION                              PAGE

           Item 1. Financial Statements

                E'TOWN CORPORATION AND SUBSIDIARIES

                  - Statements of Consolidated Income                 1-3
                  - Consolidated Balance Sheets                           4
                  - Statements of Consolidated Capitalization             6
                  - Statements of Consolidated Shareholders' Equit        7
                  - Statements of Consolidated Cash Flows             8-10

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                  - Statements of Consolidated Income                11-13
                  - Consolidated Balance Sheets                          14
                  - Statements of Consolidated Capitalization            16
                  - Statements of Consolidated Shareholder's Equit       17
                  - Statements of Consolidated Cash Flows            18-20

                E'TOWN CORPORATION AND SUBSIDIARIES AND
                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                  - Notes to Consolidated Financial Statements           21

          Item 2. Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations          25

          PART II - OTHER INFORMATION

          Items 1 - 5                                                    31

          Item 6.(a) - Exhibits                                          31
                    (b) - Reports on Form 8-K                            31

          SIGNATURES                                                     32














PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                E'TOWN CORPORATION AND SUBDIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME

                                                    Three Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $ 27,264,652       $ 27,101,389
                                              ------------       ------------
Operating Expenses:
  Operation                                     10,930,794         11,013,286
  Maintenance                                    1,623,791          1,541,311
  Depreciation                                   2,367,430          2,131,374
  Revenue taxes                                  3,438,172          3,409,129
  Real estate, payroll and other taxes             818,773            699,649
  Federal income taxes                           1,730,685          1,848,758
                                              ------------       ------------
        Total operating expenses                20,909,645         20,643,507
                                              ------------       ------------
Operating Income                                 6,355,007          6,457,882
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  1,115,288            750,644
  Write-down of non-utility property
   and other investments (Note 6)                                    (111,367)
  Federal income taxes                            (446,103)          (286,889)
  Other - net                                      159,296            180,406
                                              ------------       ------------
        Total other income (expense)               828,481            532,794
                                              ------------       ------------
Total Operating and Other Income                 7,183,488          6,990,676
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     3,451,566          2,898,844
  Other interest expense - net                     552,631            363,439
  Capitalized interest                          (1,038,649)          (739,512)
  Amortization of debt discount - net               96,743             89,493
                                              ------------       ------------
        Total interest charges                   3,062,291          2,612,264
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                   4,121,197          4,378,412
Preferred Stock Dividends                          203,250            203,250
                                              ------------       ------------
Net Income                                    $  3,917,947       $  4,175,162
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $        .51       $        .61
                                              ============       ============
 Fully Diluted                                $        .51       $        .61
                                              ============       ============
Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,641,622          6,800,146
                                              ============       ============
 Fully Diluted                                   7,935,083          7,100,042
                                              ============       ============
Dividends Paid Per Common Share               $        .51       $        .51
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                 -1-

                E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME

                                                      Six Months Ended
                                                           June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $ 53,024,742       $ 52,275,784
                                              ------------       ------------
Operating Expenses:
  Operation                                     21,897,837         21,436,994
  Maintenance                                    3,097,751          2,906,990
  Depreciation                                   4,711,091          4,258,631
  Revenue taxes                                  6,665,802          6,532,388
  Real estate, payroll and other taxes           1,655,782          1,424,817
  Federal income taxes                           3,073,284          3,413,022
                                              ------------       ------------
        Total operating expenses                41,101,547         39,972,842
                                              ------------       ------------
Operating Income                                11,923,195         12,302,942
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  2,214,259          1,368,965
  Write-down of non-utility property
   and other investments (Note 6)                                    (218,193)
  Federal income taxes                            (881,889)          (498,638)
  Other - net                                      305,429            273,908
                                              ------------       ------------
        Total other income (expense)             1,637,799            926,042
                                              ------------       ------------
Total Operating and Other Income                13,560,994         13,228,984
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     6,902,850          5,794,826
  Other interest expense - net                     965,478            952,314
  Capitalized interest                          (2,001,582)        (1,293,482)
  Amortization of debt discount - net              193,486            178,986
                                              ------------       ------------
        Total interest charges                   6,060,232          5,632,644
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                   7,500,762          7,596,340
Preferred Stock Dividends                          406,500            406,500
                                              ------------       ------------
Net Income                                    $  7,094,262       $  7,189,840
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $        .93       $       1.07
                                              ============       ============
 Fully Diluted                                $        .93       $       1.06
                                              ============       ============
Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,607,550          6,718,601
                                              ============       ============
 Fully Diluted                                   7,901,155          7,019,547
                                              ============       ============
Dividends Paid Per Common Share               $       1.02       $       1.02
                                              ============       ============

See Notes to Consolidated Financial Statements.
                                 -2-


                  E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME
                                                    Twelve Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $109,147,063       $104,442,532
                                              ------------       ------------
Operating Expenses:
  Operation                                     44,608,850         42,060,313
  Maintenance                                    5,996,272          6,332,185
  Depreciation                                   9,260,629          8,244,945
  Revenue taxes                                 13,724,626         13,041,552
  Real estate, payroll and other taxes           3,084,134          2,766,154
  Federal income taxes                           7,271,651          7,142,589
                                              ------------       ------------
        Total operating expenses                83,946,162         79,587,738
                                              ------------       ------------
Operating Income                                25,200,901         24,854,794
                                              ------------       ------------
Other Income (Expense):
  Litigation settlement                                              (932,203)
  Allowance for equity funds used during
   construction                                  3,821,584          2,212,817
  Write-down of non-utility property
   and other investments (Note 6)                 (132,126)          (411,200)
  Federal income taxes                          (1,525,022)          (549,501)
  Other - net                                      772,918            693,189
                                              ------------       ------------
        Total other income (expense)             2,937,354          1,013,102
                                              ------------       ------------
Total Operating and Other Income                28,138,255         25,867,896
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                    12,804,207         11,601,416
  Other interest expense - net                   2,402,848          1,418,278
  Capitalized interest                          (3,454,228)        (2,093,973)
  Amortization of debt discount - net              372,473            357,973
                                              ------------       ------------
        Total interest charges                  12,125,300         11,283,694
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                  16,012,955         14,584,202
Preferred Stock Dividends                          813,000            808,030
                                              ------------       ------------
Net Income                                    $ 15,199,955       $ 13,776,172
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $       2.02       $       2.08
                                              ============       ============
 Fully Diluted                                $       2.01       $       2.06
                                              ============       ============
Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,536,199          6,635,780
                                              ============       ============
 Fully Diluted                                   7,831,169          6,939,835
                                              ============       ============
Dividends Paid Per Common Share               $       2.04       $       2.04
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                    -3-


                    E'TOWN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                 June 30,         December 31,
                                                   1996              1995
Assets                                           --------          --------

Utility Plant-At Original Cost:
 Utility plant in service                     $508,973,173       $502,572,255
 Construction work in progress                 121,542,467        100,212,636
                                              ------------       ------------
       Total utility plant                     630,515,640        602,784,891
 Less accumulated depreciation and amortization 99,301,106         94,926,413
                                              ------------       ------------
       Utility plant-net                       531,214,534        507,858,478
                                              ------------       ------------


Non-utility Property and Other Investments-Net  13,938,203         13,601,191
                                              ------------       ------------


Current Assets:
 Cash and cash equivalents                       2,101,175          4,925,400
 Short-term investments                             30,622             30,622
 Customer and other accounts receivable
  (less reserve:1996, $517,857; 1995, $532,000) 15,861,278         15,984,043
 Unbilled revenues                               8,377,185          7,443,656
 Materials and supplies-at average cost          1,684,424          1,912,015
 Prepaid insurance, taxes, other                 1,329,139          1,874,338
                                              ------------       ------------
       Total current assets                     29,383,823         32,170,074
                                              ------------       ------------


Deferred Charges:
 Prepaid pension expense                           274,779            512,691
 Waste residual management                         736,782            970,182
 Unamortized debt and preferred stock expenses   9,750,818          9,938,130
 Taxes recoverable through future rates         26,427,627         26,427,627
 Postretirement benefit expense                  3,182,856          2,900,569
 Purchased water under recovery-net                 48,282             37,316
 Other unamortized expenses                      2,521,989            739,857
                                              ------------       ------------
       Total deferred charges                   42,943,133         41,526,372
                                              ------------       ------------
           Total                              $617,479,693       $595,156,115
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                 -4-








                E'TOWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS





                                                 June 30,         December 31,
                                                   1996               1995
Capitalization and Liabilities                    ------             ------

Capitalization (Note 3):
 Common shareholders' equity                  $180,201,218       $177,080,580
 Cumulative preferred stock                     12,000,000         12,000,000
 Long-term debt - net                          193,646,977        193,673,528
                                              ------------       ------------
       Total capitalization                    385,848,195        382,754,108
                                              ------------       ------------


Current Liabilities:
 Notes payable - banks                          46,000,000         27,000,000
 Long-term debt - current portion                   30,000             30,000
 Accounts payable and other liabilities         14,393,720         16,826,104
 Customers' deposits                               301,057            305,349
 Municipal and state taxes accrued              14,322,790         13,661,620
 Federal income taxes accrued                      650,897            150,735
 Interest accrued                                3,356,302          3,268,134
 Preferred stock dividends accrued                  59,000             59,000
                                              ------------       ------------
       Total current liabilities                79,113,766         61,300,942
                                              ------------       ------------


Deferred Credits:
 Customers' advances for construction           42,734,516         45,460,749
 Federal income taxes                           68,295,360         66,825,738
 State income taxes                                173,365            173,365
 Unamortized investment tax credits              8,365,476          8,448,811
 Accumulated postretirement benefits             3,289,397          2,939,217
                                              ------------       ------------
       Total deferred credits                  122,858,114        123,847,880
                                              ------------       ------------


Contributions in Aid of Construction            29,659,618         27,253,185
                                              ------------       ------------


Commitments and Contingent Liabilities (Note 8)

           Total                              $617,479,693       $595,156,115
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                     -5-






                    E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                 June 30,         December 31,
                                                   1996               1995
 E'town Corporation:                              ------             ------
  Common Shareholders' Equity:
   Common stock without par value, authorized,
   15,000,000 shares,issued 1996, 7,691,422
   shares; 1995 7,549,078 shares              $142,445,424       $138,667,930
   Paid-in capital                               1,315,025          1,315,025
   Capital stock expense                        (5,159,834)        (5,159,834)
   Retained earnings                            42,337,887         42,994,743
   Less cost of treasury stock; 1996 and 1995,
     25,876 shares                                (737,284)          (737,284)
                                              ------------       ------------
     Total common shareholders' equity         180,201,218        177,080,580
                                              ------------       ------------
 Elizabethtown Water Company:
  Cumulative Preferred Stock:
   $100 par value, authorized, 200,000 shares;
     $5.90 series,issued and outstanding,
     120,000 shares                             12,000,000         12,000,000
                                              ------------       ------------
  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated
   Debentures, due 2012                         11,719,000         11,751,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                   10,000,000         10,000,000
   7 1/2% Debentures, due 2020                  15,000,000         15,000,000
   6.60% Debentures, due 2021                   10,500,000         10,500,000
   6.70% Debentures, due 2021                   15,000,000         15,000,000
   8 3/4% Debentures, due 2021                  27,500,000         27,500,000
   8% Debentures, due 2022                      15,000,000         15,000,000
   5.60% Debentures, due 2025                   40,000,000         40,000,000
   7 1/4% Debentures, due 2028                  50,000,000         50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)       102,500            117,500
                                              ------------       ------------
    Total long-term debt                       194,821,500        194,868,500
                                              ------------       ------------
    Unamortized discount-net                    (1,174,523)        (1,194,972)
                                              ------------       ------------
      Total long-term debt-net                 193,646,977        193,673,528
                                              ------------       ------------
          Total capitalization                $385,848,195       $382,754,108
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                     -6-







                      E'TOWN CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY





                                                Six Months            Year
                                                  Ended              Ended
                                                 June 30,         December 31,
                                                   1996               1995
                                                 --------           --------
Common Stock:
  Balance at Beginning of Period              $138,667,930       $114,136,195
   Public sale of common stock, 660,000 shares                     17,737,500
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan,
    1996, 142,344 shares; 1995, 248,846 shares   3,777,494          6,388,716
   Exercise of stock options, 15,569 shares                           405,519
                                              ------------       ------------
  Balance at End of Period                     142,445,424        138,667,930
                                              ------------       ------------


Paid-in Capital:                                 1,315,025          1,315,025
                                              ------------       ------------


Capital Stock Expense:
  Balance at Beginning of Period                (5,159,834)        (4,286,194)
   Expenses incurred for the issuance and
    sale of common stock                                             (873,640)
                                              ------------       ------------
  Balance at End of Period                      (5,159,834)        (5,159,834)
                                              ------------       ------------


Retained Earnings:
  Balance at Beginning of Period                42,994,748         42,439,552
   Net Income                                    7,094,262         15,295,533
   Dividends on common stock, 1996, $1.02;
    1995, $2.04                                 (7,751,123)       (14,740,342)
                                              ------------       ------------
  Balance at End of Period                      42,337,887         42,994,743
                                              ------------       ------------


Treasury Stock:
  Balance at Beginning of Period                  (737,284)          (633,976)
   Cost of shares redeemed to exercise stock
    options, 3,844 shares                                            (103,308)
                                              ------------       ------------
  Balance at End of Period                        (737,284)          (737,284)
                                              ------------       ------------


Total Common Shareholders' Equity             $180,201,218       $177,080,580
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                     -7-







                   E'TOWN CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Three Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Cash Flows from Operating Activities:
 Net Income                                   $  3,917,947       $  4,175,162
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  2,367,430          2,131,374
   Write-down of non-utility property and
   other investments                                                  111,367
   Decrease (increase) in deferred charges        (826,559)          (317,083)
   Deferred income taxes and investment tax
    credits - net                                  (53,892)           593,728
   Capitalized interest and AFUDC               (2,153,937)        (1,490,156)
   Other operating activities-net                   83,871            129,923
   Change in current assets and current liabilities
   excluding cash, short-term investments and
    current portion of debt:
     Customer and other accounts receivable        522,200           (176,870)
     Unbilled revenues                          (1,063,146)          (984,514)
     Accounts payable and other liabilities     (1,975,397)        (1,363,055)
     Accrued/prepaid interest and taxes         (1,975,397)        (2,584,051)
     Other                                          49,383             99,385
                                              ------------       ------------
      Net cash provided by operating activities    561,273            325,210
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock          1,826,018         18,588,538
 Debt and preferred stock issuance/amortization    112,767            105,517
 Repayment of long-term debt                       (36,500)           (32,500)
 Contributions and advances for construction-net   867,108          1,592,336
 Net increase(decrease) in notes payable-banks  13,500,000         (1,000,000)
 Dividends paid on common stock                 (3,894,286)        (3,749,496)
                                              ------------       ------------
     Net cash provided by financing activities  12,375,107         15,504,395
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (12,457,423)       (18,514,035)
 Development costs of land                         (79,737)           (37,176)
                                              ------------       ------------
     Cash used for investing activities        (12,537,160)       (18,551,211)
                                              ------------       ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                  399,220         (2,721,606)
Cash and Cash Equivalents at Beginning of Period 1,701,955          5,213,974
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  2,101,175       $  2,492,368
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  2,705,238       $  3,113,946
  Income taxes                                $    950,000       $  2,005,000
  Preferred stock dividends                   $    177,000       $    177,000

See Notes to Consolidated Financial Statements.
                                     -8-






                 E'TOWN CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Six  Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Cash Flows from Operating Activities:
 Net Income                                   $  7,094,262       $  7,189,840
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                  4,711,091          4,258,631
   Write-down of non-utility property and
    other investments                                                 218,193
   Increase in deferred charges                 (1,321,786)        (1,070,483)
   Deferred income taxes and investment tax
   credits - net                                 1,386,287          1,228,233
   Capitalized interest and AFUDC               (4,215,841)        (2,662,447)
   Other operating activities-net                   20,982            284,514
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable        122,765           (848,511)
     Unbilled revenues                            (933,529)        (1,172,047)
     Accounts payable and other liabilities     (4,560,215)        (8,113,360)
     Accrued/prepaid interest and taxes          1,794,699          2,808,462
     Other                                         227,591            128,248
                                              ------------       ------------
      Net cash provided by operating activities  4,326,306          2,249,273
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock          3,777,494         19,951,750
 Debt and preferred stock issuance/amortization    187,312             211034
 Repayment of long-term debt                       (47,000)          (215,000)
 Contributions and advances for construction-net 1,803,739          2,205,484
 Net increase in notes payable - banks          19,000,000         11,000,000
 Dividends paid on common stock                 (7,751,123)        (7,130,716)
                                              ------------       ------------
      Net cash provided by financing activities 16,970,422         26,022,552
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (24,004,532)       (29,963,426)
 Development costs of land                        (116,421)           (70,739)
                                              ------------       ------------
       Cash used for investing activities      (24,120,953)       (30,034,165)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents       (2,824,225)        (1,762,340)
Cash and Cash Equivalents at Beginning of Period 4,925,400          4,254,708
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  2,101,175       $  2,492,368
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  5,779,489       $  5,466,334
  Income taxes                                $  1,348,350       $  1,055,000
  Preferred stock dividends                   $    354,000       $    354,000
See Notes to Consolidated Financial Statements.
                                     -9-







                 E'TOWN CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                     Twelve Months End
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Cash Flows from Operating Activities:
 Net Income                                   $ 15,199,955       $ 13,776,172
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  9,260,629          8,244,945
   Write-down of non-utility property and other    132,126            411,200
   Decrease (increase) in deferred charges        (214,003)           899,834
   Deferred income taxes and investment
    tax credits - net                            4,589,052          3,935,087
   Capitalized interest and AFUDC               (7,275,812)        (4,306,790)
   Other operating activities-net                 (247,205)           382,801
   Change in current assets and current
   liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable     (2,665,896)          (636,742)
     Unbilled revenues                             (43,655)          (216,855)
     Accounts payable and other liabilities      2,156,123          2,662,562
     Accrued/prepaid interest and taxes            309,657            699,183
     Other                                         (87,703)           140,843
                                              ------------       ------------
      Net cash provided by operating activities 21,113,268         25,992,240
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
 construction expenditures                                                328
 Proceeds from issuance of debentures           40,000,000
 Proceeds from issuance of common stock          7,380,531         23,311,112
 Debt and preferred stock issuance/amortization   (260,610)        (1,385,175)
 Repayment of long-term debt                      (284,800)          (474,000)
 Contributions and advances for construction-net 3,039,197          4,214,024
 Net increase in notes payable - banks          12,000,000         34,000,000
 Dividends paid on common stock                (15,360,749)       (13,844,706)
                                              ------------       ------------
     Net cash provided by financing activities  46,513,569         45,821,583
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (67,830,394)       (86,917,380)
 Development costs of land                        (187,636)          (155,617)
Net increase in short-term investments                             17,012,000
                                              ------------       ------------
     Cash used for investing activities        (68,018,030)       (70,060,997)
                                              ------------       ------------
Net(Decrease)Increase in Cash and Cash Equivalents(391,193)         1,752,826
Cash and Cash Equivalents at Beginning of Period 2,492,368            739,542
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  2,101,175       $  2,492,368
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  8,664,037       $ 10,987,940
  Income taxes                                $  5,039,526       $  5,171,254
  Preferred stock dividends                   $    708,000       $    708,000

See Notes to Consolidated Financial Statements.
                                     -10-




                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                    STATEMENTS OF CONSOLIDATED INCOME

                                                     Three Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $ 27,262,652       $ 27,101,389
                                              ------------       ------------
Operating Expenses:
  Operation                                     10,684,956         10,800,356
  Maintenance                                    1,623,791          1,541,311
  Depreciation                                   2,367,430          2,131,374
  Revenue taxes                                  3,438,172          3,409,129
  Real estate, payroll and other taxes             800,508            679,945
  Federal income taxes                           1,864,042          1,997,037
                                              ------------       ------------
        Total operating expenses                20,778,899         20,559,152
                                              ------------       ------------
Operating Income                                 6,483,753          6,542,237
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  1,115,288            750,644
  Federal income taxes                            (438,763)          (313,528)
  Other - net                                      138,322            145,151
                                              ------------       ------------
        Total other income (expense)               814,847            582,267
                                              ------------       ------------
Total Operating and Other Income                 7,298,600          7,124,504
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     3,253,268          2,693,560
  Other interest expense - net                     552,387            616,363
  Allowance for debt funds used during
   construction                                   (961,013)          (643,530)
  Amortization of debt discount - net               88,139             80,889
                                              ------------       ------------
        Total interest charges                   2,932,781          2,747,282
                                              ------------       ------------
Income Before Preferred Stock Dividends          4,365,819          4,377,222
Preferred Stock Dividends                          203,250            203,250
                                              ------------       ------------
Earnings Applicable to Common Stock           $  4,162,569       $  4,173,972
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                      -11-

















              ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED INCOME

                                                     Six  Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $ 53,022,742       $ 52,275,784
                                              ------------       ------------
Operating Expenses:
  Operation                                     21,474,013         21,063,523
  Maintenance                                    3,097,751          2,906,990
  Depreciation                                   4,711,091          4,258,631
  Revenue taxes                                  6,665,802          6,532,388
  Real estate, payroll and other taxes           1,619,849          1,385,948
  Federal income taxes                           3,319,544          3,679,857
                                              ------------       ------------
        Total operating expenses                40,888,050         39,827,337
                                              ------------       ------------
Operating Income                                12,134,692         12,448,447

Other Income:
  Allowance for equity funds used during
  construction                                   2,214,259          1,368,965
  Federal income taxes                            (872,205)          (551,841)
  Other - net                                      277,758            207,723
                                              ------------       ------------
        Total other income                       1,619,812          1,024,847
                                              ------------       ------------
Total Operating and Other Income                13,754,504         13,473,294
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     6,506,254          5,387,121
  Other interest expense - net                     960,333          1,040,105
  Allowance for equity funds used during
   construction                                 (1,848,356)        (1,145,565)
  Amortization of debt discount - net              176,278            161,778
                                              ------------       ------------
        Total interest charges                   5,794,509          5,443,439
                                              ------------       ------------
Income Before Preferred Stock Dividends          7,959,995          8,029,855
Preferred Stock Dividends                          406,500            406,500
                                              ------------       ------------
Earnings Applicable to Common Stock           $  7,553,495       $  7,623,355
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                    -12-

















                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED INCOME

                                                    Twelve Months Ended
                                                          June 30,
                                                   1996               1995
                                                   ----               ----
Operating Revenues                            $109,145,063       $104,442,532
                                              ------------       ------------
Operating Expenses:
  Operation                                     43,542,890         41,452,144
  Maintenance                                    5,996,272          6,332,185
  Depreciation                                   9,260,629          8,244,945
  Revenue taxes                                 13,724,626         13,041,552
  Real estate, payroll and other taxes           3,005,617          2,679,413
  Federal income taxes                           7,641,979          7,583,959
                                              ------------       ------------
        Total operating expenses                83,172,013         79,334,198
                                              ------------       ------------
Operating Income                                25,973,050         25,108,334
                                              ------------       ------------
Other Income:
  Litigation settlement                                              (932,203)
  Allowance for equity funds used during
   construction                                  3,821,584          2,212,817
  Federal income taxes                          (1,479,582)          (619,226)
  Other - net                                      405,798            474,297
                                              ------------       ------------
        Total other income                       2,747,800          1,135,685
                                              ------------       ------------
Total Operating and Other Income                28,720,850         26,244,019
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                    12,011,262         10,774,238
  Other interest expense - net                   2,264,131          1,211,538
  Allowance for equity funds used during
   construction                                 (3,147,884)        (1,752,755)
  Amortization of debt discount - net              338,057            323,557
                                              ------------       ------------
        Total interest charges                  11,465,566         10,556,578
                                              ------------       ------------
Income Before Preferred Stock Dividends         17,255,284         15,687,441
Preferred Stock Dividends                          813,000            808,030
                                              ------------       ------------
Earnings Applicable to Common Stock           $ 16,442,284       $ 14,879,411
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                      -13-
















                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS






                                                 June 30,         December 31,
                                                   1996               1995
Assets                                           -------           ----------

Utility Plant - At Original Cost:
 Utility plant in service                     $508,973,173       $502,572,255
 Construction work in progress                 121,542,467        100,212,636
                                              ------------       ------------
       Total utility plant                     630,515,640        602,784,891
 Less accumulated depreciation and amortization 99,301,106         94,926,413
                                              ------------       ------------
       Utility plant - net                     531,214,534        507,858,478
                                              ------------       ------------


Non-utility Property                               151,917             83,178
                                              ------------       ------------


Current Assets:
 Cash and cash equivalents                       1,508,774          3,796,757
 Customer and other accounts receivable
  (less reserve:1996, $517,857; 1995, $532,000) 15,890,154         16,943,725
 Unbilled revenues                               8,377,185          7,443,656
 Materials and supplies-at average cost          1,684,424          1,912,015
 Prepaid insurance, taxes, other                 1,329,139          1,874,338
                                              ------------       ------------
       Total current assets                     28,789,676         31,970,491
                                              ------------       ------------


Deferred Charges:
 Prepaid pension expense                           350,114            580,534
 Waste residual management                         736,782            970,182
 Unamortized debt and preferred stock expenses   9,214,505          9,384,609
 Taxes recoverable through future rates         26,427,627         26,427,627
 Postretirement benefit expense                  3,182,856          2,900,569
 Purchased water under recovery-net                 48,282             37,316
 Other unamortized expenses                      2,402,699            594,875
                                              ------------       ------------
       Total deferred charges                   42,362,865         40,895,712
                                              ------------       ------------
           Total                              $602,518,992       $580,807,859
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                     -14-








                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS






                                                 June 30,         December 31,
                                                   1996               1995
Capitalization and Liabilities                   --------          ----------

Capitalization (Note 3):
 Common shareholder's equity                  $179,377,285       $176,684,773
 Cumulative preferred stock                     12,000,000         12,000,000
 Long-term debt - net                          181,927,977        181,922,528
                                              ------------       ------------
       Total capitalization                    373,305,262        370,607,301
                                              ------------       ------------


Current Liabilities:
 Notes payable - banks                          46,000,000         27,000,000
 Long-term debt - current portion                   30,000             30,000
 Accounts payable and other liabilities         14,269,342         16,723,904
 Customers' deposits                               301,057            305,349
 Municipal and state taxes accrued              14,322,959         13,661,620
 Federal income taxes accrued                      846,345            533,286
 Interest accrued                                3,026,491          2,937,637
 Preferred stock dividends accrued                  59,000             59,000
                                              ------------       ------------
       Total current liabilities                78,855,194         61,250,796
                                              ------------       ------------


Deferred Credits:
 Customers' advances for construction           42,734,516         45,460,749
 Federal income taxes                           66,356,070         64,886,448
 Unamortized investment tax credits              8,365,476          8,448,811
 Accumulated postretirement benefits             3,242,856          2,900,569
                                              ------------       ------------
       Total deferred credits                  120,698,918        121,696,577
                                              ------------       ------------


Contributions in Aid of Construction            29,659,618         27,253,185
                                              ------------       ------------


Commitments and Contingent Liabilities (Note 8)

           Total                              $602,518,992       $580,807,859
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                      -15-






                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                 June 30,         December 31,
                                                   1996               1995
                                                 -------           ----------
 Common Shareholder's Equity:
  Common stock without par value, authorized,
   10,000,000 shares; issued 1996 and 1995,
   1,974,902 shares                           $ 15,740,602       $ 15,740,602
  Paid-in capital                              115,047,481        112,157,348
  Capital stock expense                           (484,702)          (484,702)
  Retained earnings                             49,073,904         49,271,525
                                              ------------       ------------
    Total common shareholder's equity          179,377,285        176,684,773
                                              ------------       ------------


 Cumulative Preferred Stock:
  $100 par value, authorized, 200,000
   shares; $5.90 series, issued and
   outstanding, 120,000 shares                  12,000,000         12,000,000
                                              ------------       ------------


 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000
   shares; none issued



 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                   10,000,000         10,000,000
   7 1/2% Debentures, due 2020                  15,000,000         15,000,000
   6.60% Debentures, due 2021                   10,500,000         10,500,000
   6.70% Debentures, due 2021                   15,000,000         15,000,000
   8 3/4% Debentures, due 2021                  27,500,000         27,500,000
   8% Debentures, due 2022                      15,000,000         15,000,000
   5.60% Debentures, due 2025                   40,000,000         40,000,000
   7 1/4% Debentures, due 2028                  50,000,000         50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)       102,500            117,500
                                              ------------       ------------
    Total long-term debt                       183,102,500        183,117,500
    Unamortized discount - net                  (1,174,523)        (1,194,972)
                                              ------------       ------------
      Total long-term debt - net               181,927,977        181,922,528
                                              ------------       ------------
          Total capitalization                $373,305,262       $370,607,301
                                              ============       ============
See Notes to Consolidated Financial Statements.
                                      -16-







                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY





                                                Six Months            Year
                                                  Ended              Ended
                                                 June 30,         December 31,
                                                   1996               1995
                                                 --------          ----------
Common Stock:                                 $ 15,740,602       $ 15,740,602
                                              ------------       ------------


Paid-in Capital:
  Balance at Beginning of Period               112,157,348         88,868,632
   Capital contributed by parent company         2,890,133         23,288,716
                                              ------------       ------------
  Balance at End of Period                     115,047,481        112,157,348
                                              ------------       ------------


Capital Stock Expense:                            (484,702)          (484,702)
                                              ------------       ------------


Retained Earnings:
  Balance at Beginning of Period                49,271,532         47,499,723
   Income Before Preferred Stock  Dividends      7,959,995         17,325,144
   Dividends on Common Stock                    (7,751,123)       (14,740,342)
   Preferred Stock Dividends                      (406,500)          (813,000)
                                              ------------       ------------
  Balance at End of Period                      49,073,904         49,271,525
                                              ------------       ------------


Total Common Shareholder's Equity             $179,377,285       $176,684,773
                                              ============       ============

See Notes to Consolidated Financial Statements.
                                      -17-

















                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                     Three Months Ended
                                                          June 30,
                                                   1996               1995
Cash Flows from Operating Activities:             ------             ------
 Income Before Preferred Stock Dividends      $  4,365,819       $  4,377,222
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  2,367,430          2,131,374
   Decrease (increase) in deferred charges        (845,312)          (211,728)
   Deferred income taxes and investment
    tax credits-net                                (53,892)           593,728
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (2,076,301)        (1,394,174)
   Other operating activities-net                   51,339             65,760
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable       (384,199)           421,329
     Unbilled revenues                          (1,063,146)          (984,514)
     Accounts payable and other liabilities       (347,692)        (1,368,215)
     Accrued/prepaid interest and taxes         (2,468,139)        (1,752,073)
     Other                                          49,384             99,385
                                              ------------       ------------
      Net cash provided by operating activities   (404,709)         1,978,094
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Debt and preferred stock issuance/amortization    104,163             96,913
 Capital contributed by parent company           2,312,776         18,430,154
 Repayment of long-term debt                        (7,500)           (10,500)
 Contributions and advances for construction-net  (867,108)         1,592,336
 Net increase (decrease) in notes payable-banks 14,000,000         (1,000,000)
 Dividends paid on common and preferred stock   (4,071,286)        (3,926,496)
                                              ------------       ------------
      Net cash provided by financing activities 13,205,261         15,182,407
                                              ------------        -----------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (12,457,423)       (18,514,035)
                                              ------------       ------------
      Cash used for investing activities       (12,457,423)       (18,514,035)
                                              ------------       ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                  343,129         (1,353,534)
Cash and Cash Equivalents at Beginning of Period 1,165,645          2,896,062
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,508,774       $  1,542,528
                                              ============       ============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  2,779,496       $  3,209,388
  Income taxes                                $    950,000       $  1,055,000
  Preferred stock dividends                   $    177,000       $    177,000

See Notes to Consolidated Financial Statements.
                                     -18-





                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                     Six Months Ended
                                                          June 30,
                                                   1996               1995
Cash Flows from Operating Activities:             ------             ------
 Income Before Preferred Stock Dividends      $  7,959,995       $  8,029,855
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                  4,711,091          4,258,631
   Increase in deferred charges                 (1,354,970)            69,188
   Deferred income taxes and investment
    tax credits - net                            1,386,287          1,228,291
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (4,062,615)        (2,514,530)
   Other operating activities-net                  (40,784)           189,967
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable      1,053,571           (629,795)
     Unbilled revenues                            (933,529)        (1,172,047)
     Accounts payable and other liabilities     (4,582,393)        (8,075,914)
     Accrued/prepaid interest and taxes          1,608,451          3,830,257
     Other                                         227,592            128,248
                                              ------------       ------------
     Net cash provided by operating activities   5,972,696          5,342,151
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Capital contributed by parent company           2,890,133         19,793,366
 Debt and preferred stock issuance/amortization    170,104           (814,446)
 Repayment of long-term debt                       (15,000)           (21,000)
 Contributions and advances for construction-net 1,803,739          2,205,484
 Net increase in notes payable - banks          19,000,000         11,000,000
 Dividends paid on common and preferred stock   (8,105,123)        (7,484,716)
                                              ------------       ------------
      Net cash provided by financing activitie  15,743,853         24,678,688
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (24,004,532)       (29,963,426)
                                              ------------       ------------
       Cash used for investing activities      (24,004,532)       (29,963,426)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents       (2,287,983)          (950,859)
Cash and Cash Equivalents at Beginning of Period 3,796,757          1,485,115
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,508,774       $  1,542,528
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  5,530,254       $  5,202,073
  Income taxes                                $  1,348,350       $  1,055,000
  Preferred stock dividends                   $    354,000       $    354,000

See Notes to Consolidated Financial Statements.
                                         -19-





                     ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                       STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                     Twelve Months Ended
                                                          June 30,
                                                   1996               1995
Cash Flows from Operating Activities:             ------             ------
 Income Before Preferred Stock Dividends      $ 17,255,284       $ 15,687,441
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  9,260,629          8,244,945
   Decrease (increase) in deferred charges      (1,096,596)           472,262
   Deferred income taxes and investment
    tax credits - net                            4,644,904          4,292,264
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (6,969,468)        (3,965,572)
   Other operating activities-net                 (292,341)            97,346
   Change in current assets and current
    liabilities, short-term investments and
    current portion of debt:
     Customer and other accounts receivable     (2,909,557)        (1,344,550)
     Unbilled revenues                             (43,655)          (216,855)
     Accounts payable and other liabilities      2,078,357          3,789,293
     Accrued/prepaid interest and taxes            131,442          1,110,971
     Other                                         (87,702)           140,844
                                              ------------       ------------
      Net cash provided by operating activities 21,971,297         28,308,389
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                               328
 Capital contributed by parent company           6,385,483         23,662,085
 Proceeds from issuance of debentures           40,000,000
 Debt and preferred stock issuance/amortization    502,212          (814,446)
 Repayment of long-term debt                       (32,800)           (42,000)
 Contributions and advances for construction-net 3,039,197          3,181,235
 Net increase in notes payable - banks          12,000,000         34,000,000
 Dividends paid on common and preferred stock  (16,068,749)       (14,521,486)
                                              ------------       ------------
      Net cash provided by financing activities 45,825,343         45,465,716
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (67,830,394)       (86,917,380)
 Net increase in short-term investments                            14,012,000
                                              ------------       ------------
      Cash used for investing activities       (67,830,394)       (72,905,380)
                                              ------------       ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                  (33,754)           868,725
Cash and Cash Equivalents at Beginning of Period 1,542,528            673,803
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,508,774       $  1,542,528
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  8,161,536       $ 10,352,739
  Income taxes                                $  4,451,443       $  5,171,254
  Preferred stock dividends                   $    708,000       $    708,000

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



2. INTERIM FINANCIAL STATEMENTS

The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The Notes to Consolidated Financial Statements accompanying the 1995 Annual Report to Shareholders and the 1995 Form 10-K should be read in conjunction with this report.



Certain prior year amounts have been reclassified to conform to the current year's presentation.



3. CAPITALIZATION

E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan
(DRP). E'town contributed $2,890,133 from the proceeds of DRP issuances to Elizabethtown for the six months ended June 30, 1996.



4. LINES OF CREDIT

In 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of June 30, 1996, the percentage of Elizabethtown's common and preferred equity to total capitalization was 46%. For the twelve months ended June 30, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At June 30, 1996, Elizabethtown had short-term borrowings outstanding of $46,000,000 under the Agreement at interest rates from 5.63 to 5.90%, at a weighted average interest rate of 5.77%. E'town has $30,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement of which $17,000,000 is available to Elizabethtown.



5. EARNINGS PER SHARE

Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents, which reflect the assumption that all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 63/4% Convertible Subordinated Debentures and the common stock equivalents. Reference is made to

Exhibit 11 for the computations of earnings per share.



6. NON-UTILITY PROPERTY AND OTHER INVESTMENTS

Included in Non-utililty Property and Other Investments at June
30, 1996 is an investment of $1,366,517 ($269,492 net of related deferred taxes) in a limited partnership that owns Solar
Electric Generating System V (SEGS), located in California.



Also included in Non-utility Property and Other Investments at June 30, 1996 is $12,411,066 of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1996.



Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. During 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value. This was due to the fact that the Mansfield property was not ready for its intended use and various carrying charges were being capitalized while, based upon prior appraisals, the market value of the property had remained constant. Charges of $132,126 for the twelve months ended June 30, 1996 to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning an appraisal has revealed that the market value of the property has increased to extent that, barring any significant changes in the circumstances surrounding this property, further adjustments to reduce the carrying value by the amount of the capitalized carrying charges are not presently expected. Consequently, no charges to adjust the carrying value have been reflected for the three months ended June 30, 1996.



The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.



Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain certain development approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other milestones have been established during this period, at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.



7. REGULATORY MATTERS

Rates

Elizabethtown

In November 1995, Elizabethtown filed a petition with the BPU for an increase in rates of $31,634,500 or 29.6%. The largest portion of the request, $22,925,227, is to recover the cost to finance and operate the Canal Road Water Treatment Plant (Plant) (see Note 8). The remainder of the rate request, $8,709,273, was to recover the cost to finance additional construction projects and to recover increases in operating expenses since rates were last established in February 1995.



On June 19, 1996 the BPU approved an agreement (1996 Stipulation) reached by the principal parties in the case, which will yield a $21,800,000 rate increase. Under the 1996 Stipulation, the increase will be effective upon the completion of the Canal Road Treatment Plant, which is expected to be late in the third quarter of 1996. The parties involved in the case were the Company, the staff of the BPU, the Department of Ratepayer Advocate and several municipalities and major customers.



The 1996 Stipulation reflects a full allowance for all capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Depreciation expense on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Also, the

1996 Stipulation contains a provision that the Company will not be required to record such depreciation expense of approximately $700,000 annually for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits. Furthermore, the settlement reflects the decrease in the unit cost of water purchased from the New Jersey Water Supplt Authority (NJWSA). Therefore, the Company expects to withdraw its petition filed with the BPU in February 1996 to change its Purchased Water Adjustment Clause.

Mount Holly

In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $851,171, and in the second phase by $2,794,002. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water than can be withdrawn from an aquifer in certain areas of southern New Jersey. The project is currently estimated to cost $16,500,000, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for this project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict the outcome of the objection. The second phase of the petition to increase rates has not yet been concluded pending the outcome of the appeal of the diversion permit. Construction of the Mansfield Project would be expected to be completed approximately 12 months after the final issuance of the diversion permit. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.



8. COMMITMENTS AND CONTINGENT LIABILITIES

In April 1994, following a competitive bidding process, Elizabethtown executed a lump-sum contract for the construction of the Plant. The project is currently estimated to cost $100,000,000, excluding AFUDC. The project is on schedule and the construction contract is on budget. The Company has expended $92,734,692 excluding AFUDC of $10,964,368, on the Plant as of June 30, 1996. Construction is expected to be completed late in the third quarter of 1996.



9. STOCK-BASED COMPENSATION

E'town has a Stock Option Plan (Plan) under which options to purchase shares of E'town's common stock have been granted to certain officers and other key employees at prices not less than the fair market value at the date of grant. The Corporation applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method prescribed by Statement of

Financial Accounting Standard No. 123, the Corporation's net income and earnings per share would have been reduced to the proforma amounts as indicated below for the three, six and twelve months ended June 30, 1996 and 1995 as follows:





                   Three Months           Six Months          Twelve Months
                      Ended                 Ended                 Ended
                1996        1995       1996       1995       1996      1995
               ------      ------     ------     ------     ------    ------
Net income:

As Reported $3,917,947 $4,175,162 $7,094,262 $7,189,840 $15,199,955 $13,776,172
Proforma    $3,915,113 $4,133,120 $7,091,428 $7,147,798 $15,197,121 $13,734,130

Primary Earnings
 Per Share:

As Reported      $.51       $.61         $.93      $1.07        $2.02     $2.08
Proforma         $.51       $.61         $.93      $1.06        $2.02     $2.07



Fully Diluted Earnings
Per Share:

As Reported      $.51       $.61         $.93      $1.06        $2.01     $2.06
Proforma         $.51       $.60         $.93      $1.06        $2.01     $2.06

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended June 30, 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at June 30, 1996, and the results of operations for the three, six and twelve months ended June 30, 1996 and 1995.



LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

Capital expenditures, primarily for water utility plant, were $24.1 million for the first six months of 1996. Capital expenditures for the three-year period ending December 31, 1998 are estimated to be $149.8 million, of which $148.9 million is for utility plant ($128.4 million for Elizabethtown and $20.5 million for Mount Holly), and $.9 million is for non-utility expenditures.



A major portion of the utilities' capital outlays will occur in the first nine months of the three-year period as Elizabethtown completes its new water treatment plant (discussed below). After this project is completed late in the third quarter of 1996, the capital outlays for Elizabethtown are expected to return to levels experienced in the early 1990s. Mount Holly expects to incur significant capital expenditures in 1997 as it constructs new water supply, treatment and transmission facilities as discussed below.

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



In April 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The estimated cost of the Plant is approximately $100 million, excluding an Allowance for Funds Used During Construction (AFUDC). The Company has expended $92.7 million, excluding AFUDC of $11.0 million, on the Plant as of June 30, 1996. The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed late in the third quarter of 1996.



On June 19, 1996, the BPU approved an agreement (1996 Stipulation) reached by the principal parties in the case, which will yield a $21.8 million increase in annual revenues. Under the 1996 Stipulation, the increase will be effective upon the completion of the Canal Road Treatment Plant, which is expected to be in the third quarter of 1996. The parties involved in the case were the Company, the Staff of the BPU, the Department of Ratepayer Advocate and several municipalities and major customers.



The 1996 Stipulation reflects a full allowance for all capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Depreciation expense on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Also, the 1996 Stipulation contains a provision that the Company will not be required to record such depreciation expense of approximately

$700,000 annually for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits. Furthermore, the settlement reflects the decrease in the unit cost of water purchased from the New Jersey Water Supply Authority (NJWSA). Therefore, the Company expects to withdraw its petition filed with the BPU in February 1996 to change its Purchased Water Adjustment Clause.

Mount Holly

To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. Mount Holly has filed for rate relief relating to the Mansfield Project (see Economic Outlook).



On October 5, 1995, the NJDEP granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the water allocation diversion permit. The Company and Mount Holly believe that the permit in question will be upheld but cannot predict the outcome of the objection. Construction of the Mansfield Project would be expected to be completed approximately 12 months after the final issuance of the diversion permit. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

Capital Resources

For the three-year period ending December 31, 1998, Elizabethtown, including Mount Holly, estimates that 34% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings as well as other short-term bank borrowings under the revolving credit agreement. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects and the Mansfield Project over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

Elizabethtown continues to obtain a portion of the funds required for its capital program through borrowings under its revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement provides up to $60.0 million in revolving short-term financing, which together with internal funds, other short-term financing, proceeds of future issuances of long-term debt and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs throughout 1998. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60.0 million until July 1997, after which time Elizabethtown may convert any outstanding balances to a five-year, fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least
1.5 to 1. As of June 30, 1996, the percentage of Elizabethtown's common and preferred equity total capitalization, as calculated in accordance with Agreement, was 46%. For the 12 months ended June 30, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At June 30, 1996 Elizabethtown had borrowings outstanding of $46.0 million under the Agreement at interest rates from 5.63% to 5.90% at a weighted average rate of 5.77%.



In late 1996, Elizabethtown intends to issue approximately
$30.0 million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.



RESULTS OF OPERATIONS

Net Income for the three months ended June 30, 1996 was $3.9 million or $.51 per share as compared to $4.2 million or $.61 per share for the same period in 1995. Net income for the six months ended June 30, 1996 was $7.1 million or $.93 per share as compared to $7.2 million or $1.07 for the same period in 1995. Net income for the twelve months ended June 30, 1996 was $15.2 million or $2.02 per share as compared to $13.8 million or $2.08 per share for 1995. An increase in operating revenues and AFUDC which was more than offset by an increase in operating and interest expenses accounted for the decrease in net income for the three and six months and ended June 30, 1996. An increase in operating revenues, primarily from a February 1, 1995 rate increase and an increase in AFUDC were offset by a somewhat smaller increase in operating and interest expenses resulting in an increase in net income for the twelve months ended
June 30, 1996.



Operating Revenues increased $.2 million or .6% for the three months ended June 30, 1996 compared to the comparable period in 1995. Included in this increase, is $.1 million attributable to a rate increase for Elizabethtown, which was effective February 1, 1995. Sales to retail customers related to water usage increased $.1 million. Sales to other water systems and to large industrial customers decreased less than $.1 million and decreased $.2 million, respectively, from the comparable 1995 amounts. Fire service revenues increased $.2 million from the 1995 amount because such revenues for the first six months of 1996 were recorded in the second quarter ,whereas fire service revenues for all of 1995 were recorded entirely in the first quarter of 1995.



Operating revenues increased $.7 million or 1.4% for the six months ended June 30, 1996 over the comparable period in 1995. Included in this increase is $.4 million attributable to the rate increase effective February 1, 1995. Sales to retail customers related to water useage increased $.2 million. Sales to other water systems and to large industrial customers increased $.2 million and decreased less than $.1 million, respectively, from the comparable 1995 amounts. Fire service revenues decreased less than $.1 million from the comparable 1995 amount.



Operating Revenues increased $4.7 million or 4.5% for the twelve months ended June 30, 1996 over the comparable period in 1995. Included in this increase is $3.1 million attributable to the rate increase effective February 1, 1995. Sales to retail customers increased $1.2 million. Sales to other water systems and to large industrial customers increased $.2 million and less than $.1 million, respectively, from the comparable 1995 amounts. Sales to fire service customers increased $.1 million over the 1995 amount. Unusually hot, dry weather during the third quarter of 1995 contributed to increases in water consumption for retail customers as well for other water systems for the twelve months ended June 30, 1996.



Operation Expenses decreased $.1 million or .7%, increased $.5 million or 2.1% and increased $2.5 million or 6.1% for the three, six and twelve months ended June 30, 1996, respectively, compared to the comparable 1995 periods. The decrease for the three month period includes a reduction in power costs in 1996 of $.2 million, primarily due to savings from the conversion of electric pumps to natural gas. Operation expenses further decreased for the three month period as a result of a reduction in the unit cost of water purchased from the New Jersey Water Supply Authority of $.1 million in addition to a reduction of

$.2 million for the effect in the second quarter of 1995 of an over recovery of expenses under Elizabethtown's Purchased Water Adjustment Clause (PWAC). These decreases were substantially offset by increases in labor, employee benefits, primarily for an increase in actuarially calculated pension benefits, chemicals used in the water treatment process and other miscellaneous expenses. The increases in Operation Expenses for the six and twelve month periods ended June 30, 1996 are due, primarily, to increases in labor and benefits costs for these periods as well as increases in purchased water, power and chemicals costs for the twelve month period. The increases for the twelve month period are due, primarily, from water consumption resulting from unusually hot, dry weather in the third quarter of 1995.



Maintenance Expenses increased $.1 million or 5.4% and $.2 million or 6.6% and decreased $.3 million or 5.3% for the three, six and twelve months ended June 30, 1996, respectively, compared to the comparable 1995 periods. The increases for the three and six month periods are largely due to the timing of various maintenance expenditures. The decrease for the twelve month period is due to the results of preventive maintenance programs at various operating facilities throughout the Company.



Depreciation Expense increased $.2 million or 11.1%, $.5 million or 10.6% and $1.0 million or 12.3% for the three, six and twelve month periods ended June 30, 1996, respectively, compared to the comparable 1995 periods. The increases are due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service.



Revenue Taxes increased less than $.1 million, $.1 million and $.7 million for the three, six and twelve month periods ended
June 30, 1996 compared to the 1995 periods due to the higher level of revenues on which these taxes are calculated.



Real Estate, Payroll and Other Taxes increased $.1 million or
17.0%, $.2 million or 16.2% and $.3 million or 11.5% for the three, six and twelve months ended
June 30, 1996, respectively, compared to the comparable 1995 periods. The increases are due, primarily, to increased payroll taxes resulting from labor cost increases.



Federal Income Taxes as a component of operating expenses decreased $.1 million or 6.4% and $.4 million or 10.0% and increased $.1 million or 1.8% for the three, six and twelve months ended June 30, 1996, respectively, compared to the comparable periods in 1995 due to the changes in the components of taxable income discussed herein.



Other Income (Expense) increased $.3 million or 55.5%, $.7 million or 76.9% and $1.9 million or 189.9% for the three, six and twelve months ended June 30, 1996, respectively, compared to the comparable periods in 1995. Increases in the equity component of AFUDC of $.4 million, $.8 million and $1.6 million for the three, six and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Included in the net increase for the twelve month period is a non-recurring litigation settlement of $.9 million in 1994. Federal income taxes as a component of other income (expense), as a result of all of the above, increased $.2 million, $.4 million and $1.0 million for the three, six and twelve month periods, respectively.



Total Interest Charges increased $.5 million or 17.2%, $.5 million or 7.6% and $.8 million or 7.5% for the three, six and twelve month periods ended June 30, 1996, respectively compared to the 1995 months. The increases are due, primarily, to increased interest on long-term debt due to the issuance of $40.0 million of NJEDA tax-exempt debentures in December 1995 to refinance balances previously incurred under the revolving credit agreement. A higher level of short-term borrowings under the revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis has also contributed to the increases for the three, six and twelve month periods. These increases were offset by increases in the debt component of AFUDC resulting from Elizabethtown's higher level of construction activity, primarily due to the Plant.

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



Accordingly, the timing and amount of rate increases obtained by Elizabethtown and Mount Holly, in response to the rate requests discussed herein, will be a major factor affecting earnings in the later part of 1996 and beyond. Once the new facilities, referred to above, are constructed and reflected in rates, Elizabethtown expects its internally generated cash flow to increase and capital outlays to return to levels experienced in the early 1990s. As a result, the need for external financing and rate relief are expected to become less frequent.
Therefore, more so than in recent years, management's ongoing efforts to grow unit sales and control operating costs should benefit the customer by reducing the frequency of rate increases and will benefit shareholders by positively affecting earnings.



On June 26, 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $.9 million and in the second phase by $2.8 million. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986.
 The second phase would recover the cost of the Mansfield Project as discussed above. The project is currently estimated to cost $16.5 million. Construction is expected to begin upon final issuance of the water allocation diversion permit from the NJDEP and the project is expected to be completed within approximately 12 months from that time.



On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $.6 million effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the adjudicatory process with respect to the second phase of the petition, pending the outcome of the appeal of the diversion permit. While management believes that the water supply, treatment and transmission project planned for Mount Holly is the most cost-effective response to the state legislation affecting the area, management cannot predict the ultimate outcome of the rate proceeding at this time.



E'town

Included Non-utility Property and Other Investments at June 30,
1996 is an investment of $1.4 million

($.3 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V, located in California.



Properties

Also included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at June 30, 1996 is $12.4 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1996.

Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. During 1993, the carrying value of the Mansfield Property exceeded its estimated net realizable value. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, based upon prior appraisals, the estimated net realizable value of the property had remained constant. Charges of $.1 million, for the twelve months ended June 30, 1996, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning, an appraisal has revealed that the market value of the property has increased to the extent that, barring any significant changes in the circumstances surrounding this property, no further adjustments to the carrying value are presently expected. Consequently, no charges to the carrying value have been reflected for the three or six months ended June 30, 1996.



The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.



Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain certain development approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. Other milestones have been established during this period, at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

PART II - OTHER INFORMATION


Items 1 - 5:

        Nothing to Report.


Item 6(a) - Exhibits

   Exhibits to Part I:


        Exhibit 11- E'town Corporation and Subsidiaries - Statement Regarding Computation of Per Share Earnings


        Exhibit 12-     Elizabethtown Water Company - Computation of Ratio of
                         Earnings to Fixed Charges and Preferred Dividends and Computation of Ratio of earnings to Fixed Charges


        Exhibit 27- E'town Corporation and Subsidiaries and Elizabethtown Water Company and Subsidiary - Financial Data Schedules


Item 6(b) - Reports on Form 8-K


                        None

                        E'TOWN CORPORATION

                    ELIZABETHTOWN WATER COMPANY


                             SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 14, 1996          E'TOWN CORPORATION




                                 /s/ Andrew M. Chapman
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)




                                 /s/ Walter M. Braswell
                                 Secretary




                                 ELIZABETHTOWN WATER COMPANY




                                 /s/ Gail P. Brady
                                 (Principal Financial Officer)




                                 /s/ Dennis W. Doll
                                 Controller