Form 10-Q
period 1996-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1996-11-13
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

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

                                                    Outstanding at
           Class of Common Stock                    September 30, 1996
              E'town Corporation
                 without par value                      7,701,544

              Elizabethtown Water Company               1,974,902
                 without par value*

        * All shares are owned by E'town Corporation

                       E'TOWN CORPORATION
          ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY





          PART I - FINANCIAL INFORMATION                              PAGE

           Item 1. Financial Statements

                E'TOWN CORPORATION AND SUBSIDIARIES

                  - Statements of Consolidated Income                   1-3
                  - Consolidated Balance Sheets                           4
                  - Statements of Consolidated Capitalization             6
                  - Statements of Consolidated Shareholders' Equit        7
                  - Statements of Consolidated Cash Flows              8-10

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                  - Statements of Consolidated Income                 11-13
                  - Consolidated Balance Sheets                          14
                  - Statements of Consolidated Capitalization            16
                  - Statements of Consolidated Shareholder's Equit       17
                  - Statements of Consolidated Cash Flows             18-20

                E'TOWN CORPORATION AND SUBSIDIARIES AND
                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                  - Notes to Consolidated Financial Statements           21

          Item 2. Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations          24

          PART II - OTHER INFORMATION

          Items 1 - 5                                                    29

          Item 6.(a) - Exhibits                                          29
                     (b) - Reports on Form 8-K                           29

          SIGNATURES                                                     30















PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                                                    Three Months Ended
                                                       September 30,
                                                   1996               1995

Operating Revenues                            $ 28,172,528       $ 30,451,380
                                              ------------       ------------
Operating Expenses:
  Operation                                     11,207,001         11,484,544
  Maintenance                                    1,283,542          1,537,768
  Depreciation                                   2,385,254          2,253,330
  Revenue taxes                                  3,558,333          3,842,174
  Real estate, payroll and other taxes             771,348            714,961
  Federal income taxes                           1,990,035          2,746,002
        Total operating expenses                21,195,513         22,578,779
                                              ------------       ------------
Operating Income                                 6,977,015          7,872,601
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
  construction                                   1,155,346            690,238
  Write-down of non-utility property
   and other investments                                             (112,328)
  Federal income taxes                            (465,655)          (244,074)
  Other - net                                      175,096            156,934
        Total other income (expense)               864,787            490,770
                                              ------------       ------------
Total Operating and Other Income                 7,841,802          8,363,371
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     3,450,718          2,898,796
  Other interest expense - net                     752,755            639,748
  Capitalized interest                          (1,115,616)          (618,583)
  Amortization of debt discount - net               96,743             89,493
                                              ------------       ------------
        Total interest charges                   3,184,600          3,009,454
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                   4,657,202          5,353,917
Preferred Stock Dividends                          203,250            203,250
                                              ------------       ------------
Net Income                                    $  4,453,952       $  5,150,667
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $       0.58       $       0.69
 Fully Diluted                                $       0.57       $       0.68

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,709,185          7,425,397
 Fully Diluted                                   8,000,053          7,723,002

Dividends Paid Per Common Share               $        .51       $        .51
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME

                                                    Nine Months Ended
                                                       September 30,
                                                  1996               1995

Operating Revenues                            $ 81,197,270       $ 82,727,164
                                              ------------       ------------
Operating Expenses:
  Operation                                     33,104,838         32,921,538
  Maintenance                                    4,381,293          4,444,758
  Depreciation                                   7,096,345          6,511,961
  Revenue taxes                                 10,224,135         10,374,562
  Real estate, payroll and other taxes           2,427,130          2,139,778
  Federal income taxes                           5,063,319          6,159,024
        Total operating expenses                62,297,060         62,551,621
                                              ------------       ------------
Operating Income                                18,900,210         20,175,543
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  3,369,605          2,059,203
  Write-down of non-utility property
   and other investments                                             (330,521)
  Federal income taxes                          (1,347,544)          (742,712)
  Other - net                                      480,525            430,842
        Total other income (expense)             2,502,586          1,416,812
                                              ------------       ------------
Total Operating and Other Income                21,402,796         21,592,355
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                    10,353,568          8,693,622
  Other interest expense - net                   1,718,233          1,592,062
  Capitalized interest                          (3,117,198)        (1,912,065)
  Amortization of debt discount - net              290,229            268,479
                                              ------------       ------------
        Total interest charges                   9,244,832          8,642,098
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                  12,157,964         12,950,257
Preferred Stock Dividends                          609,750            609,750
                                              ------------       ------------
Net Income                                    $ 11,548,214       $ 12,340,507
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $       1.51       $       1.77
 Fully Diluted                                $       1.50       $       1.75

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,641,675          6,956,789
 Fully Diluted                                   7,934,361          7,256,608

Dividends Paid Per Common Share               $       1.53       $       1.53


See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME

                                                    Twelve Months Ended
                                                        September 30,
                                                   1996               1995

Operating Revenues                            $106,868,211       $107,524,209
                                              ------------       ------------
Operating Expenses:
  Operation                                     44,331,307         43,045,756
  Maintenance                                    5,742,046          6,234,443
  Depreciation                                   9,392,553          8,522,703
  Revenue taxes                                 13,440,785         13,404,691
  Real estate, payroll and other taxes           3,140,521          2,840,107
  Federal income taxes                           6,515,684          7,662,986
        Total operating expenses                82,562,896         81,710,686
                                              ------------       ------------
Operating Income                                24,305,315         25,813,523
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  4,286,692          2,586,773
  Write-down of non-utility property
   and other investments                           (19,798)          (429,121)
  Federal income taxes                          (1,746,603)          (974,157)
  Other - net                                      791,080            670,920
        Total other income (expense)             3,311,371          1,854,415
                                              ------------       ------------
Total Operating and Other Income                27,616,686         27,667,938
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                    13,356,129         11,596,294
  Other interest expense - net                   2,515,855          2,047,040
  Capitalized interest                          (3,951,261)        (2,395,381)
  Amortization of debt discount - net              379,723            357,973
                                              ------------       ------------
        Total interest charges                  12,300,446         11,605,926
                                              ------------       ------------
Income Before Preferred Stock Dividends
 of Subsidiary                                  15,316,240         16,062,012
Preferred Stock Dividends                          813,000            808,030
                                              ------------       ------------
Net Income                                    $ 14,503,240       $ 15,253,982
                                              ============       ============
Earnings Per Share of Common Stock:
 Primary                                      $       1.91       $       2.22
 Fully Diluted                                $       1.90       $       2.20

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                         7,607,534          6,862,736
 Fully Diluted                                   7,900,810          7,164,067

Dividends Paid Per Common Share               $       2.04       $       2.04

See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS




                                               September 30,      December 31,
                                                   1996               1995
Assets

Utility Plant-At Original Cost:
 Utility plant in service                     $513,601,296       $502,572,255
 Construction work in progress                 135,480,077        100,212,636
                                              ------------       ------------
       Total utility plant                     649,081,373        602,784,891
 Less accumulated depreciation and            ------------       ------------
  amortization                                 101,609,530         94,926,413
                                              ------------       ------------
       Utility plant-net                       547,471,843        507,858,478
                                              ------------       ------------


Non-utility Property and Other Investments-Net  14,085,059         13,601,191
                                              ------------       ------------


Current Assets:
 Cash and cash equivalents                       1,270,053          4,925,400
 Short-term investments                             30,622             30,622
 Customer and other accounts receivable
 (less reserve: 1996, $517,857; 1995, $532,000) 15,689,141         15,984,043
 Unbilled revenues                               8,586,224          7,443,656
 Materials and supplies-at average cost          1,718,728          1,912,015
 Prepaid insurance, taxes, other                   951,715          1,874,338
                                              ------------       ------------
       Total current assets                     28,246,483         32,170,074
                                              ------------       ------------


Deferred Charges:
 Prepaid pension expense                           137,604            512,691
 Waste residual management                         621,275            970,182
 Unamortized debt and preferred stock expenses   9,638,052          9,938,130
 Taxes recoverable through future rates         26,427,627         26,427,627
 Postretirement benefit expense                  3,324,000          2,900,569
 Other unamortized expenses                      3,497,812            777,173
                                              ------------       ------------
       Total deferred charges                   43,646,370         41,526,372
                                              ------------       ------------
           Total                              $633,449,755       $595,156,115
                                              ============       ============
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS




                                               September 30,      December 31,
                                                   1996               1995
Capitalization and Liabilities

Capitalization (Note 3):
 Common shareholders' equity                  $182,406,579       $177,080,580
 Cumulative preferred stock                     12,000,000         12,000,000
 Long-term debt - net                          193,499,701        193,673,528
                                              ------------       ------------
       Total capitalization                    387,906,280        382,754,108
                                              ------------       ------------


Current Liabilities:
 Notes payable - banks                          57,500,000         27,000,000
 Long-term debt - current portion                   30,000             30,000
 Accounts payable and other liabilities         14,543,120         16,826,104
 Customers' deposits                               297,731            305,349
 Municipal and state taxes accrued              10,078,901         13,661,620
 Federal income taxes accrued                    1,749,279            150,735
 Interest accrued                                4,240,428          3,268,134
 Preferred stock dividends accrued                  59,000             59,000
                                              ------------       ------------
       Total current liabilities                88,498,459         61,300,942
                                              ------------       ------------


Deferred Credits:
 Customers' advances for construction           45,739,661         45,460,749
 Federal income taxes                           69,040,796         66,825,738
 State income taxes                                173,365            173,365
 Unamortized investment tax credits              8,315,475          8,448,811
 Accumulated postretirement benefits             3,434,487          2,939,217
                                              ------------       ------------
       Total deferred credits                  126,703,784        123,847,880
                                              ------------       ------------


Contributions in Aid of Construction            30,341,232         27,253,185
                                              ------------       ------------


Commitments and Contingent Liabilities

           Total                              $633,449,755       $595,156,115
                                              ============       ============
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED CAPITALIZATION




                                               September 30,      December 31,
                                                   1996               1995
 E'town Corporation:
  Common Shareholders' Equity:
   Common stock without par value,
    authorized, 15,000,000 shares,issued
    1996, 7,727,420 shares; 1995
    7,549,078 shares                          $144,123,513       $138,667,930
   Paid-in capital                               1,315,025          1,315,025
   Capital stock expense                        (5,159,834)        (5,159,834)
   Retained earnings                            42,865,159         42,994,743
   Less cost of treasury stock; 1996
    and 1995, 25,876 shares                       (737,284)          (737,284)
                                              ------------       ------------
     Total common shareholders' equity         182,406,579        177,080,580
                                              ------------       ------------
 Elizabethtown Water Company:
  Cumulative Preferred Stock:
   $100 par value, authorized, 200,000
   shares; $5.90 series,issued and
   outstanding, 120,000 shares                  12,000,000         12,000,000
                                              ------------       ------------
  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000
    shares; none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated
    Debentures, due 2012                        11,569,000         11,751,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                   10,000,000         10,000,000
   7 1/2% Debentures, due 2020                  15,000,000         15,000,000
   6.60% Debentures, due 2021                   10,500,000         10,500,000
   6.70% Debentures, due 2021                   15,000,000         15,000,000
   8 3/4% Debentures, due 2021                  27,500,000         27,500,000
   8% Debentures, due 2022                      15,000,000         15,000,000
   5.60% Debentures, due 2025                   40,000,000         40,000,000
   7 1/4% Debentures, due 2028                  50,000,000         50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)        95,000            117,500
                                              ------------       ------------
    Total long-term debt                       194,664,000        194,868,500
                                              ------------       ------------
    Unamortized discount-net                    (1,164,299)        (1,194,972)
                                              ------------       ------------
      Total long-term debt-net                 193,499,701        193,673,528
                                              ------------       ------------
          Total capitalization                $387,906,280       $382,754,108
                                              ============       ============
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY




                                               Nine Months            Year
                                                  Ended              Ended
                                               September 30,      December 31,
                                                   1996               1995
Common Stock:
  Balance at Beginning of Period              $138,667,930       $114,136,195
   Public sale of common stock, 660,000 shares                     17,737,500
   Common stock issued under Dividend
   Reinvestment and Stock Purchase Plan, 1996,
   204,218 shares; 1995, 248,846 shares          5,455,583          6,388,716
   Exercise of stock options, 15,569 shares                           405,519
                                              ------------       ------------
  Balance at End of Period                     144,123,513        138,667,930
                                              ------------       ------------


Paid-in Capital:                                 1,315,025          1,315,025
                                              ------------       ------------


Capital Stock Expense:
  Balance at Beginning of Period                (5,159,834)        (4,286,194)
   Expenses incurred for the issuance
   and sale of common stock                                          (873,640)
                                              ------------       ------------
  Balance at End of Period                      (5,159,834)        (5,159,834)
                                              ------------       ------------


Retained Earnings:
  Balance at Beginning of Period                42,994,748         42,439,552
   Net Income                                   11,548,214         15,295,533
   Dividends on common stock, 1996,
   $1.53; 1995, $2.04                          (11,677,803)       (14,740,342)
                                              ------------       ------------
  Balance at End of Period                      42,865,159         42,994,743
                                              ------------       ------------


Treasury Stock:
  Balance at Beginning of Period                  (737,284)          (633,976)
   Cost of shares redeemed to exercise
   stock options, 3,844 shares                                       (103,308)
                                              ------------       ------------
  Balance at End of Period                        (737,284)          (737,284)
                                              ------------       ------------

Total Common Shareholders' Equity             $182,406,579       $177,080,580
                                              ============       ============
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Three Months Ended
                                                        September 30,
                                                   1996               1995
Cash Flows from Operating Activities:
 Net Income                                   $  4,453,952       $  5,150,667
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                  2,385,254          2,253,330
   Write-down of non-utility property and
   other investments                                                  112,328
   (Increase) decrease in deferred charges        (674,859)           524,112
   Deferred income taxes and investment
    tax credits                                     695,435            616,033
   Capitalized interest and AFUDC               (2,270,962)        (1,308,821)
   Other operating activities-net                   14,265             35,664
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable        172,137         (3,045,354)
     Unbilled revenues                            (209,039)          (601,008)
     Accounts payable and other liabilities      2,269,613          1,718,181
     Accrued/prepaid interest and taxes         (1,883,957)        (3,882,435)
     Other                                         (34,303)            49,541
                                              ------------       ------------
      Net cash provided by operating activities  4,917,536          1,622,238
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock          1,678,089          1,873,230
 Debt and preferred stock issuance/amortization    112,766            105,516
 Repayment of long-term debt                      (157,500)          (113,300)
 Contributions and advances for construction-net 1,563,220           (479,150)
 Net increase in notes payable - banks          11,500,000         21,000,000
 Dividends paid on common stock                 (3,926,680)        (3,786,613)
                                              ------------       ------------
     Net cash provided by financing activities  10,769,895         18,599,683
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (16,451,685)       (20,927,950)
 Development costs of land                         (66,868)           (35,709)
                                              ------------       ------------
     Cash used for investing activities        (16,518,553)       (20,963,659)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents         (831,122)          (741,738)
Cash and Cash Equivalents at Beginning
 of Period                                       2,101,175          2,492,368
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,270,053       $  1,750,630
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  2,204,869       $  3,631,111
  Income taxes                                $  1,300,000       $  1,750,000
  Preferred stock dividends                   $    177,000       $    177,000

See Notes to Consolidated Financial Statements.

                 E'TOWN CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                   1996               1995
Cash Flows from Operating Activities
 Net Income                                   $ 11,548,214       $ 12,340,507
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                  7,096,345          6,511,961
   Write-down of non-utility property and
    other investments                                                 330,521
   Increase in deferred charges                 (1,996,645)          (546,370)
   Deferred income taxes and investment
    tax credits                                  2,081,722          1,844,266
   Capitalized interest and AFUDC               (6,486,803)        (3,971,268)
   Other operating activities-net                   35,247            320,178
   Change in current assets and current liabilities
    excluding cash, short-term investments and
    current portion of debt:
     Customer and other accounts receivable        294,902         (3,893,865)
     Unbilled revenues                          (1,142,568)        (1,773,055)
     Accounts payable and other liabilities     (2,290,602)        (6,395,179)
     Accrued/prepaid interest and taxes            (89,258)        (1,073,973)
     Other                                         193,288            177,789
                                              ------------       ------------
      Net cash provided by operating activities  9,243,842          3,871,512
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock          5,455,583         21,824,980
 Debt and preferred stock issuance/amortization    300,078            316,549
 Repayment of long-term debt                      (204,500)          (328,300)
 Contributions and advances for construction-net 3,366,959          1,726,334
 Net increase in notes payable - banks          30,500,000         32,000,000
 Dividends paid on common stock                (11,677,803)       (10,917,329)
                                              ------------       ------------
     Net cash provided by financing activities  27,740,317         44,622,234
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (40,456,217)       (50,891,376)
 Development costs of land                        (183,289)          (106,448)
                                               ------------       ------------
       Cash used for investing activities      (40,639,506)       (50,997,824)
                                               ------------       ------------
Net Decrease in Cash and Cash Equivalents       (3,655,347)        (2,504,078)
Cash and Cash Equivalents at Beginning
of Period                                        4,925,400          4,254,708
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,270,053       $  1,750,630
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  7,984,358       $  9,097,445
  Income taxes                                $  2,648,350       $  2,805,000
  Preferred stock dividends                   $    531,000       $    531,000
See Notes to Consolidated Financial Statements.

                E'TOWN CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Twelve Months Ended
                                                        September 30,
                                                   1996               1995
Cash Flows from Operating Activities:
 Net Income                                   $ 14,503,240       $ 15,253,982
 Adjustments to reconcile net income to net
  cas provided by operating activities:
   Depreciation                                  9,392,553          8,522,703
   Write-down of non-utility property and
    other investments                               19,798            429,121
   (Increase) decrease in deferred charges      (1,201,941)         1,374,168
   Deferred income taxes and investment
    tax credits                                  4,668,454          3,957,111
   Capitalized interest and AFUDC               (8,237,953)        (4,982,154)
   Other operating activities-net                 (268,604)           444,612
   Change in current assets and current
    liabilies excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable        551,595         (3,141,464)
     Unbilled revenues                             348,314           (919,103)
     Accounts payable and other liabilities      2,707,555          1,873,906
     Accrued/prepaid interest and taxes          2,308,135          1,190,873
     Other                                        (171,547)           139,649
                                              ------------       ------------
      Net cash provided by operating activities 24,619,599         24,143,404
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of debentures           40,000,000
 Proceeds from issuance of common stock          7,185,390         22,997,921
 Debt and preferred stock issuance/amortization   (464,393)          (749,195)
 Repayment of long-term debt                      (329,000)          (472,800)
 Contributions and advances for construction-net 5,081,567          2,367,785
 Net increase in notes payable - banks           2,500,000         51,000,000
 Dividends paid on common stock                (15,500,816)       (14,303,357)
                                              ------------       ------------
     Net cash provided by financing activities  38,472,748         60,840,354
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (63,354,129)       (87,716,088)
 Development costs of land                        (218,795)          (156,702)
                                              ------------       ------------
     Cash used for investing activities        (63,572,924)       (87,872,790)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents         (480,577)        (2,889,032)
Cash and Cash Equivalents at Beginning
 of Period                                       1,750,630          4,639,662
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $  1,270,053       $  1,750,630
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  7,237,795       $ 11,290,652
  Income taxes                                $  4,589,526       $  4,980,000
  Preferred stock dividends                   $    708,000       $    708,000

See Notes to Consolidated Financial Statements.

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED INCOME

                                                     Three Months Endded
                                                        September 30,
                                                   1996               1995

Operating Revenues                            $ 28,172,528       $ 30,451,380
                                              ------------       ------------
Operating Expenses:
  Operation                                     10,884,440         11,276,624
  Maintenance                                    1,283,542          1,537,768
  Depreciation                                   2,385,254          2,253,330
  Revenue taxes                                  3,558,333          3,842,174
  Real estate, payroll and other taxes             755,068            702,069
  Federal income taxes                           2,159,973          2,754,704
                                              ------------       ------------
        Total operating expenses                21,026,610         22,366,669
                                              ------------       ------------
Operating Income                                 7,145,918          8,084,711
                                              ------------       ------------
Other Income (Expense):
  Allowance for equity funds used during
   construction                                  1,155,346            690,238
  Federal income taxes                            (443,097)          (277,735)
  Other - net                                      110,644            103,289
                                              ------------       ------------
        Total other income (expense)               822,893            515,792
                                              ------------       ------------
Total Operating and Other Income                 7,968,811          8,600,503
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     3,252,420          2,693,512
  Other interest expense - net                     752,755            648,538
  Allowance for debt funds used during
   construction                                 (1,035,532)          (542,426)
  Amortization of debt discount - net               88,139             80,889
                                              ------------       ------------
        Total interest charges                   3,057,782          2,880,513
                                              ------------       ------------
Income Before Preferred Stock Dividends          4,911,029          5,719,990
Preferred Stock Dividends                          203,250            203,250
                                              ------------       ------------
Earnings Applicable to Common Stock           $  4,707,779       $  5,516,740
                                              ============       ============
See Notes to Consolidated Financial Statements.

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED INCOME

                                                     Nine Months Ended
                                                        September 30,
                                                   1996               1995

Operating Revenues                            $ 81,195,270       $ 82,727,164
                                              ------------       ------------
Operating Expenses:
  Operation                                     32,358,453         32,340,147
  Maintenance                                    4,381,293          4,444,758
  Depreciation                                   7,096,345          6,511,961
  Revenue taxes                                 10,224,135         10,374,562
  Real estate, payroll and other taxes           2,374,917          2,088,017
  Federal income taxes                           5,479,517          6,434,561
        Total operating expenses                61,914,660         62,194,006
                                              ------------       ------------
Operating Income                                19,280,610         20,533,158
                                              ------------       ------------
Other Income:
  Allowance for equity funds used during
   construction                                  3,369,605          2,059,203
  Federal income taxes                          (1,315,302)          (829,576)
  Other - net                                      388,402            311,012
                                              ------------       ------------
        Total other income                       2,442,705          1,540,639
                                              ------------       ------------
Total Operating and Other Income                21,723,315         22,073,797
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                     9,758,674          8,080,633
  Other interest expense - net                   1,713,088          1,688,643
  Allowance for equity funds used during
   construction                                 (2,883,888)        (1,687,991)
  Amortization of debt discount - net              264,417            242,667
                                              ------------       ------------
        Total interest charges                   8,852,291          8,323,952
                                              ------------       ------------
Income Before Preferred Stock Dividends         12,871,024         13,749,845
Preferred Stock Dividends                          609,750            609,750
                                              ------------       ------------
Earnings Applicable to Common Stock           $ 12,261,274       $ 13,140,095
                                              ============       ============
See Notes to Consolidated Financial Statements.

                ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                    STATEMENTS OF CONSOLIDATED INCOME

                                                     Twelve Months Ended
                                                        September 30,
                                                   1996               1995

Operating Revenues                            $106,866,211       $107,524,209
                                              ------------       ------------
Operating Expenses:
  Operation                                     43,150,706         42,377,264
  Maintenance                                    5,742,046          6,234,443
  Depreciation                                   9,392,553          8,522,703
  Revenue taxes                                 13,440,785         13,404,691
  Real estate, payroll and other taxes           3,058,616          2,749,967
  Federal income taxes                           7,047,248          8,017,947
                                              ------------       ------------
        Total operating expenses                81,831,954         81,307,015
                                              ------------       ------------
Operating Income                                25,034,257         26,217,194
                                              ------------       ------------
Other Income:
  Allowance for equity funds used during
   construction                                  4,286,692          2,586,773
  Federal income taxes                          (1,644,944)        (1,060,961)
  Other - net                                      413,153            444,018
                                              ------------       ------------
        Total other income                       3,054,901          1,969,830
                                              ------------       ------------
Total Operating and Other Income                28,089,158         28,187,024
                                              ------------       ------------
Interest Charges:
  Interest on long-term debt                    12,570,170         10,774,190
  Other interest expense - net                   2,368,348          1,849,089
  Allowance for equity funds used during
   construction                                 (3,640,990)        (2,074,314)
  Amortization of debt discount - net              345,307            323,557
                                              ------------       ------------
        Total interest charges                  11,642,835         10,872,522
                                              ------------       ------------
Income Before Preferred Stock Dividends         16,446,323         17,314,502
Preferred Stock Dividends                          813,000            808,030
                                              ------------       ------------
Earnings Applicable to Common Stock           $ 15,633,323       $ 16,506,472
                                              ============       ============
See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS





                                               September 30,      December 31,
                                                   1996               1995
Assets

Utility Plant - At Original Cost:
 Utility plant in service                     $513,601,296       $502,572,255
 Construction work in progress                 135,480,077        100,212,636
                                              ------------       ------------
       Total utility plant                     649,081,373        602,784,891
 Less accumulated depreciation
  and amortization                             101,609,530         94,926,413
                                              ------------       ------------
       Utility plant - net                     547,471,843        507,858,478
                                              ------------       ------------


Non-utility Property                               152,509             83,178
                                              ------------       ------------


Current Assets:
 Cash and cash equivalents                         969,577          3,796,757
 Customer and other accounts receivable
  (less reserve: 1996, $517,857;
  1995, $532,000)                               14,941,144         16,943,725
 Unbilled revenues                               8,586,224          7,443,656
 Materials and supplies-at average cost          1,718,728          1,912,015
 Prepaid insurance, taxes, other                   951,715          1,874,338
                                              ------------       ------------
       Total current assets                     27,167,388         31,970,491



Deferred Charges:
 Prepaid pension expense                           219,032            580,534
 Waste residual management                         621,275            970,182
 Unamortized debt and preferred stock expenses   9,110,343          9,384,609
 Taxes recoverable through future rates         26,427,627         26,427,627
 Postretirement benefit expense                  3,324,000          2,900,569
 Other unamortized expenses                      3,367,671            632,191
                                              ------------       ------------
       Total deferred charges                   43,069,948         40,895,712
                                              ------------       ------------
           Total                              $617,861,688       $580,807,859
                                              ============       ============
See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS



                                               September 30,      December 31,
                                                   1996               1995
Capitalization and Liabilities

Capitalization (Note 3):
 Common shareholder's equity                  $180,600,400       $176,684,773
 Cumulative preferred stock                     12,000,000         12,000,000
 Long-term debt - net                          181,930,701        181,922,528
                                              ------------       ------------
       Total capitalization                    374,531,101        370,607,301
                                              ------------       ------------


Current Liabilities:
 Notes payable - banks                          57,500,000         27,000,000
 Long-term debt - current portion                   30,000             30,000
 Accounts payable and other liabilities         14,397,196         16,723,904
 Customers' deposits                               297,731            305,349
 Municipal and state taxes accrued              10,081,508         13,661,620
 Federal income taxes accrued                    1,974,486            533,286
 Interest accrued                                4,108,792          2,937,637
 Preferred stock dividends accrued                  59,000             59,000
                                              ------------       ------------
       Total current liabilities                88,448,713         61,250,796
                                              ------------       ------------


Deferred Credits:
 Customers' advances for construction           45,739,661         45,460,749
 Federal income taxes                           67,101,506         64,886,448
 Unamortized investment tax credits              8,315,475          8,448,811
 Accumulated postretirement benefits             3,384,000          2,900,569
                                              ------------       ------------
       Total deferred credits                  124,540,642        121,696,577
                                              ------------       ------------


Contributions in Aid of Construction            30,341,232         27,253,185
                                              ------------       ------------


Commitments and Contingent Liabilities

           Total                              $617,861,688       $580,807,859
                                              ============       ============
See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION



                                               September 30,      December 31,
                                                   1996               1995
 Common Shareholder's Equity:
  Common stock without par value, authorized,
   10,000,000 shares; issued 1996 and 1995,
   1,974,902 shares                           $ 15,740,602       $ 15,740,602
  Paid-in capital                              115,489,498        112,157,348
  Capital stock expense                           (484,702)          (484,702)
  Retained earnings                             49,855,002         49,271,525
                                              ------------       ------------
    Total common shareholder's equity          180,600,400        176,684,773
                                              ------------       ------------


 Cumulative Preferred Stock:
  $100 par value, authorized, 200,000
  shares; $5.90 series, issued and outstanding,
  120,000 shares                                12,000,000         12,000,000
                                              ------------       ------------


 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued



 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                   10,000,000         10,000,000
   7 1/2% Debentures, due 2020                  15,000,000         15,000,000
   6.60% Debentures, due 2021                   10,500,000         10,500,000
   6.70% Debentures, due 2021                   15,000,000         15,000,000
   8 3/4% Debentures, due 2021                  27,500,000         27,500,000
   8% Debentures, due 2022                      15,000,000         15,000,000
   5.60% Debentures, due 2025                   40,000,000         40,000,000
   7 1/4% Debentures, due 2028                  50,000,000         50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)        95,000            117,500
                                              ------------       ------------
    Total long-term debt                       183,095,000        183,117,500
    Unamortized discount - net                  (1,164,299)        (1,194,972)
                                              ------------       ------------
      Total long-term debt - net               181,930,701        181,922,528
                                              ------------       ------------
          Total capitalization                $374,531,101       $370,607,301
                                              ============       ============
See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
               STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY




                                               Nine Months            Year
                                                  Ended              Ended
                                               September 30,      December 31,
                                                   1996               1995

Common Stock:                                 $ 15,740,602       $ 15,740,602



Paid-in Capital:
  Balance at Beginning of Period               112,157,348         88,868,632
   Capital contributed by parent company         3,332,150         23,288,716
                                              ------------       ------------
  Balance at End of Period                     115,489,498        112,157,348
                                              ------------       ------------


Capital Stock Expense:                            (484,702)          (484,702)
                                              ------------       ------------


Retained Earnings:
  Balance at Beginning of Period                49,271,531         47,499,723
   Income Before Preferred Stock  Dividends     12,871,024         17,325,144
   Dividends on Common Stock                   (11,677,803)       (14,740,342)
   Preferred Stock Dividends                      (609,750)          (813,000)
                                              ------------       ------------
  Balance at End of Period                      49,855,002         49,271,525
                                              ------------       ------------


Total Common Shareholder's Equity             $180,600,400       $176,684,773
                                              ============       ============

See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                    STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                    Three Months Endded
                                                        September 30,
                                                   1996               1995
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends      $  4,911,029       $  5,719,990
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                  2,385,254          2,253,330
   (Increase) decrease in deferred charges        (670,101)           513,880
   Deferred income taxes and investment
   tax credits                                     695,435            616,033
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (2,190,878)        (1,232,664)
   Other operating activities-net                  (16,619)            24,044
   Change in current assets and current
   liabilities excluding cash, short-term
   investments and current portion of debt:
     Customer and other accounts receivable        949,010         (3,161,150)
     Unbilled revenues                            (209,039)          (601,008)
     Accounts payable and other liabilities      2,248,067          1,732,261
     Accrued/prepaid interest and taxes         (1,653,585)        (3,748,873)
     Other                                         (34,304)            49,541
                                              ------------       ------------
      Net cash provided by operating activities  6,414,269          2,165,384
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Debt and preferred stock issuance/amortization    104,162             96,912
 Capital contributed by parent company             442,017          1,685,769
 Repayment of long-term debt                        (7,500)             1,700
 Contributions and advances for construction-net 1,563,220           (479,150)
 Net increase in notes payable - banks          11,500,000         21,000,000
 Dividends paid on common and preferred stock   (4,103,680)        (3,963,613)
                                              ------------       ------------
      Net cash provided by financing activities  9,498,219         18,341,618
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (16,451,685)       (20,927,950)
                                              ------------       ------------
      Cash used for investing activities       (16,451,685)       (20,927,950)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents         (539,197)          (420,948)
Cash and Cash Equivalents at Beginning
 of Period                                       1,508,774          1,542,528
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $    969,577       $  1,121,580
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  1,888,480       $  3,303,056
  Income taxes                                $  1,300,000       $  1,750,000
  Preferred stock dividends                   $    177,000       $    177,000

See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                     Nine Months Ended
                                                        September 30,
                                                   1996               1995
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends      $ 12,871,024       $ 13,749,845
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  7,096,345          6,511,961
   Increase in deferred charges                 (2,025,071)          (425,203)
   Deferred income taxes and investment
    tax credits                                  2,081,722          1,844,324
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (6,253,493)        (3,747,194)
   Other operating activities-net                  (57,403)           214,011
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable      2,002,581         (3,790,945)
     Unbilled revenues                          (1,142,568)        (1,773,055)
     Accounts payable and other liabilities     (2,334,326)        (6,343,653)
     Accrued/prepaid interest and taxes            (45,134)            81,384
     Other                                         193,288            177,789
                                              ------------       ------------
     Net cash provided by operating activities  12,386,965          6,499,264
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Capital contributed by parent company           3,332,150         21,479,135
 Debt and preferred stock issuance/amortization    274,266            290,737
 Repayment of long-term debt                       (22,500)           (19,300)
 Contributions and advances for construction-net 3,366,959          1,726,334
 Net increase in notes payable - banks          30,500,000         32,000,000
 Dividends paid on common and preferred stock  (12,208,803)       (11,448,329)
                                              ------------       ------------
      Net cash provided by financing activities 25,242,072         44,028,577
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (40,456,217)       (50,891,376)
                                              ------------       ------------
       Cash used for investing activities      (40,456,217)       (50,891,376)
                                              ------------       ------------
Net Decrease in Cash and Cash Equivalents       (2,827,180)          (363,535)
Cash and Cash Equivalents at Beginning
 of Period                                       3,796,757          1,485,115
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $    969,577       $  1,121,580
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  7,418,734       $  8,505,129
  Income taxes                                $  2,648,350       $  2,805,000
  Preferred stock dividends                   $    531,000       $    531,000

See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                    STATEMENTS OF CONSOLIDATEDCASH FLOWS



                                                     Twelve Months Ended
                                                        September 30,
                                                   1996               1995
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends      $ 16,446,323       $ 17,314,502
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  9,392,553          8,522,703
   (Increase) decrease in deferred charges      (1,272,306)         1,575,250
   Deferred income taxes and investment
    tax credits                                  4,724,306          4,314,286
   Allowance for debt and equity funds used
    during construction (AFUDC)                 (7,927,682)        (4,661,087)
   Other operating activities-net                 (333,004)           143,210
   Change in current assets and current
    liabilities short-term investments and
    current portion of debt:
    Customer and other accounts receivable       1,200,603         (3,721,733)
     Unbilled revenues                             348,314           (919,103)
     Accounts payable and other liabilities      2,594,163          1,856,765
     Accrued/prepaid interest and taxes          2,226,730          1,489,462
     Other                                        (171,547)           139,650
                                              ------------       ------------
      Net cash provided by operating activities 27,228,453         26,053,905
                                              ------------       ------------
Cash Flows Provided by Financing Activities:
 Capital contributed by parent company           5,141,731         22,840,597
 Proceeds from issuance of debentures           40,000,000
 Debt and preferred stock issuance/amortization   (498,809)          (814,446)
 Repayment of long-term debt                       (42,000)           (29,800)
 Contributions and advances for construction-net 5,081,567          2,367,785
 Net increase in notes payable - banks           2,500,000         51,000,000
 Dividends paid on common and preferred stock  (16,208,816)       (14,953,887)
                                              ------------       ------------
      Net cash provided by financing activities 35,973,673         60,410,249
                                              ------------       ------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (63,354,129)       (87,716,088)
                                              ------------       ------------
      Cash used for investing activities       (63,354,129)       (87,716,088)
                                              ------------       ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                 (152,003)        (1,251,934)
Cash and Cash Equivalents at Beginning
 of Period                                       1,121,580          2,373,514
                                              ------------       ------------
Cash and Cash Equivalents at End of Period    $    969,577       $  1,121,580
                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)        $  6,746,960       $ 10,650,313
  Income taxes                                $  4,001,443       $  4,980,000
  Preferred stock dividends                   $    708,000       $    708,000

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

3. CAPITALIZATION

E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan
(DRP). E'town contributed $3,332,150 from the proceeds of DRP issuances to Elizabethtown for the nine months ended September 30, 1996.



4. LINES OF CREDIT

In 1994, Elizabethtown executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of September 30, 1996, the percentage of Elizabethtown's common and preferred equity to total capitalization was 45%. For the twelve months ended September 30, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 2.8 to
1. At September 30, 1996, Elizabethtown had short-term borrowings outstanding of $57,500,000 under the Agreement at interest rates from 5.69 to 5.87%, at a weighted average interest rate of 5.79%. E'town has $30,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement of which $17,000,000 is available to Elizabethtown.



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

6. NON-UTILITY PROPERTY AND OTHER INVESTMENTS

Included in Non-utililty Property and Other Investments at
September 30, 1996 is an investment of $1,366,517 ($269,492 net of related deferred taxes) in a limited partnership that owns
Solar Electric Generating System V (SEGS), located in
California.

Also included in Non-utility Property and Other Investments at September 30, 1996 is $12,558,017 of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1996.

Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. Properties expects to continue capitalizing carrying charges on the property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning an appraisal has revealed that the market value of the property has increased to extent that, barring any significant changes in the circumstances surrounding this property, further adjustments to reduce the carrying value by the amount of the capitalized carrying charges, are not presently expected. Adjustments of this nature were last recorded in the fourth quarter of 1995.

The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain certain development approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. A closing is not expected to take place in 1996. Properties may extend the agreement beyond December 31 with the consent of the developer. Properties is currently evaluating this option.

7. REGULATORY MATTERS

Rates

Elizabethtown

On October 24 1996, the Canal Road Water Treatment Plant (Plant) was placed into service. On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This will result in an increase in annual operating revenues of $21,800,000. The rate increase reflects a full allowance for all estimated capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Recovery of depreciation expense on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Furthermore, under the terms of the 1996 Stipulation, the Company is no longer required to record, for accounting purposes, such depreciation expense of approximately $700,000 annually, for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits.

Mount Holly

In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. In the first phase rates would be increased by $851,171, and in the second phase by $2,794,002. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water than can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield Project, is currently estimated to cost $16,500,000, excluding AFUDC. Mount Holly has expended $1,997,073 on the Mansfield Project as of September 30, 1996. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for this project. On October 20, 1995, New Jersey-American Water Company requested, and was subsequently granted, an adjudicatory hearing on the permit. The discovery process is ongoing and hearings are expected early in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict the outcome of the objection. The second phase of the petition to increase rates has not yet been concluded pending the outcome of the appeal of the diversion permit. Construction of the Mansfield Project would be expected to be completed approximately 12 months after the final issuance of the diversion permit. In the event that the objection is successful and the permit is rescinded, Mount Holly would utilize the alternative plan of purchasing water from New Jersey-American Water Company.

8. STOCK-BASED COMPENSATION

E'town has a Stock Option Plan (Plan) under which options to purchase shares of E'town's common stock have been granted to certain officers and other key employees at prices not less than the fair market value at the date of grant. The Corporation applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, the effect on net income and earnings per share would be immaterial for the three, nine and twelve months ended September 30, 1996 and 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended September 30, 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at September 30, 1996, and the results of operations for the three, nine and twelve months ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

Capital expenditures, primarily for water utility plant, were $40.5 million for the first nine months of 1996. Capital expenditures for the three-year period ending December 31, 1998 are estimated to be $149.8 million, of which $148.9 million is for utility plant ($128.4 million for Elizabethtown and $20.5 million for Mount Holly), and $.9 million is for non-utility expenditures.

A major portion of the utilities' capital outlays have occurred during the first nine months of the three-year projection period, as Elizabethtown has completed and placed into service the Canal Road Water Treatment Plant (Plant) (discussed below). In light of the completion of the Plant, the capital outlays for Elizabethtown are expected to return to levels experienced in the early 1990s. Mount Holly expects to incur significant capital expenditures in 1997 as it expects to construct new water supply, treatment and transmission facilities as discussed below.

Elizabethtown

The Plant was completed and placed into service on October 24, 1996. The Plant, which has an initial rated production capacity of 40 million gallons per day (mgd) and has been designed to permit expansion to 200 mgd, will meet existing and anticipated customer demands and replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Expansion of the Plant's production capacity beyond 40 mgd is not expected to occur in the foreseeable future. Elizabethtown's construction program also includes additional mains and storage facilities necessary to serve existing and future customers.

On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This will result in an increase in annual operating revenues of $21.8 million. The rate increase reflects a full allowance for all capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Recovery of depreciation expense on Contributions in Aid of Construction or Customers' Advances for Construction is not reflected in the rate increase. Furthermore, under the terms of the 1996 Stipulation, the Company will not be required to record such depreciation expense of approximately $.7 million annually, for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits.

Mount Holly

To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding AFUDC. Mount Holly has expended $2.0 million on the Mansfield Project as of September 30, 1996. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply. Mount Holly has filed for rate relief relating to the Mansfield Project (see Economic Outlook).

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

Capital Resources

For the three-year period ending December 31, 1998, Elizabethtown, including Mount Holly, estimates that 34% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects and the Mansfield Project over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

Elizabethtown continues to obtain a portion of the funds required for its capital program through borrowings under its revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement provides up to $60.0 million in revolving short-term financing, which together with internal funds, other short-term financing, proceeds of future issuances of long-term debt and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs throughout 1998. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60.0 million until July 1997, after which time Elizabethtown may convert any outstanding balances to a five-year, fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least
1.5 to 1. As of June 30, 1996, the percentage of Elizabethtown's common and preferred equity total capitalization, as calculated in accordance with Agreement, was 45%. For the 12 months ended September 30, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 2.8 to 1. At September 30, 1996 Elizabethtown had borrowings outstanding of $57.5 million under the Agreement at interest rates from 5.69% to 5.87% at a weighted average rate of 5.79%.

In December 1996, Elizabethtown intends to issue approximately
$45.0million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement.



RESULTS OF OPERATIONS

Net Income for the three months ended September 30, 1996 was $4.5 million or $.58 per share as compared to $5.2 million or $.69 per share for the same period in 1995. Net income for the nine months ended September 30, 1996 was $11.5 million or $1.51 per share as compared to $12.3 million or $1.77 per share for the same period in 1995. Net income for the twelve months ended September 30, 1996 was $14.5 million or $1.91 per share as compared to $15.3 million or $2.22 per share for 1995. The decreases are due primarily, to reduced water consumption as a result of unusually cool, wet weather in 1996 combined with abnormally hot, dry weather during August and September of 1995.

Operating Revenues decreased $2.3 million or 7.5% , $1.5 million or 1.8% and $.7 million or .6% for the three, nine and twelve months ended September 30, 1996 compared to the comparable periods in 1995. All of the decreases were due to a reduction in water consumption as indicated above, somewhat offset by an increase in rates for Elizabethtown in February 1995 and a much smaller increase in rates for Mount Holly in January 1996. These rate increases accounted for an offsetting increase in operating revenues of $.1 million, $.5 million and $1.8 million for the three, nine and twelve months ended September 30, 1996, respectively.

Operation Expenses decreased $.3 million or 2.4%, increased $.2 million or .6% and increased $1.3 million or 3.0% for the three, nine and twelve months ended September 30, 1996, respectively, compared to the comparable 1995 periods. The decreases include a reduction in power costs for the three, nine and twelve month periods in 1996 of $.5 million, $.8 million and $.5 million, respectively, primarily due to savings from the conversion of electric pumps to natural gas. Operation expenses further decreased for the three, nine and twelve month periods by $.4 million, $.8 million and $.5 million, respectively, primarily as a result of a reduction in the quantity of water purchased from the New Jersey Water Supply Authority, due to reduced water consumption and the price paid for such supply. These decreases in operation expenses were partially offset, for the three month period and wholly offset for the nine and twelve month periods, by increases in labor, employee benefits, primarily for an increase in actuarially calculated pension benefits, chemicals used in the water treatment process and other miscellaneous expenses.

Maintenance Expenses decreased $.3 million or 16.5%, $.1 million or 1.4% and $.5 million or 7.9% for the three, nine and twelve months ended September 30, 1996, respectively, compared to the comparable 1995 periods. These decreases are largely due to the results of preventive maintenance programs at various operating facilities throughout the Company.

Depreciation Expense increased $.1 million or 5.9%, $.6 million or 9.0% and $.9 million or 10.2% for the three, nine and twelve month periods ended September 30, 1996, respectively, compared to the comparable 1995 periods. The increases are due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service.

Revenue Taxes decreased $.3 million or 7.4%, $.2 million or 1.4% and increased less than $.1 million or .3% for the three, nine and twelve months ended September 30, 1996 compared to the 1995 periods due, primarily, for the three and nine month periods, to the lower level of revenues on which these taxes are calculated.

Real Estate, Payroll and Other Taxes increased $.1 million or 7.9%, $.3 million or 13.4% and $.3 million or 10.6% for the three, nine and twelve months ended
September 30, 1996, respectively, compared to the comparable 1995 periods. The increases are due, primarily, to increased payroll taxes resulting from labor cost increases.

Federal Income Taxes as a component of operating expenses decreased $.7 million or 27.5%, $1.1 million or 17.8% and $1.1 million or 15.0% for the three, nine and twelve months ended September 30, 1996, respectively, compared to the comparable periods in 1995 due to the changes in the components of taxable income discussed herein.

Other Income (Expense) increased $.4 million or 76.2%, $1.1 million or 76.6% and $1.5 million or 78.6% for the three, nine and twelve months ended September 30, 1996, respectively, compared to the comparable periods in 1995. Increases in the equity component of AFUDC of $.5 million, $1.3 million and $1.7 million for the three, nine and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Federal income taxes as a component of other income (expense), increased $.2 million, $.6 million and $.8 million for the three, nine and twelve month periods, respectively.

Total Interest Charges increased $.2 million or 5.8%, $.6 million or 7.0% and $.7 million or 6.0% for the three, nine and twelve month periods ended September 30, 1996, respectively, compared to the 1995 months. The increases are due, primarily, to increased interest on long-term debt due to the issuance of $40.0 million of NJEDA tax-exempt debentures in December 1995 to refinance balances previously incurred under the revolving credit agreement. A higher level of short-term borrowings under the revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis has also contributed to the increases for the three, nine and twelve month periods. These increases were offset by increases in the debt component of AFUDC resulting from Elizabethtown's higher level of construction activity, primarily due to the Plant.


ECONOMIC OUTLOOK

Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to increase sales and to further control operating costs through improved productivity, Elizabethtown and Mount Holly's ability to obtain adequate and timely rate relief in connection with their additions to utility plant and, to a lesser degree, the ability of Properties and E'town to generate earnings from their unregulated businesses.

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral and written statements made or to be made by the Corporation) contain or will contain forward looking statements within the meaning of the Securities Acts of 1933 and 1934, as amended. Any forward looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.

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

Over the next several years Elizabethtown expects its internally generated cash flow to increase and capital outlays to return to levels experienced in the early 1990s. As a result, the need for external financing and rate relief are expected to become less frequent. Therefore, more so than in recent years, management's ongoing efforts to grow unit sales and control operating costs should benefit the customer by reducing the frequency of rate increases and should benefit shareholders by positively affecting earnings.

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

On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $.6 million effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. The second phase of the petition to increase rates has not yet been concluded pending the outcome of the appeal of the diversion permit (as discussed above). Mount Holly is continuing with the adjudicatory process with respect to the appeal of the diversion permit. The discovery process is ongoing and hearings are expected early in 1997. While management believes that the water supply, treatment and transmission project planned for

Mount Holly is the most cost-effective response to the state legislation affecting the area, management cannot predict the ultimate outcome of the rate proceeding at this time.

E'town

Included Non-utility Property and Other Investments at September 30, 1996 is an investment of $1.4 million ($.3 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

Properties

Also included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at September 30, 1996 is $12.6 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1995, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1996.

Properties continues to seek permits for its Mansfield property and, accordingly, continues to capitalize various carrying charges. Properties expects to continue capitalizing carrying charges on the property until it is ready for its intended use. In October 1995, Properties obtained more favorable zoning treatment for the Mansfield property. As a result of the rezoning an appraisal has revealed that the market value of the property has increased to extent that, barring any significant changes in the circumstances surrounding this property, further adjustments to reduce the carrying value by the amount of the capitalized carrying charges, are not presently expected. Adjustments of this nature were last recorded in the fourth quarter of 1995.

The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

Properties has entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain certain development approvals required by governmental agencies in order to develop the property. Properties may cancel the agreement if the closing does not occur by December 31, 1996. A closing is not expected to take place in 1996. Properties may extend the agreement beyond December 31 with the consent of the developer. Properties is currently evaluating this option.

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





Date:   November 13, 1996                         E'TOWN CORPORATION





                                                  /s/ Andrew M. Chapman
                                                  ---------------------
                                                  Andrew M. Chapman
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer)





                                                  /s/ Walter M. Braswell
                                                  ----------------------
                                                  Walter M. Braswell
                                                  Secretary





                                                  ELIZABETHTOWN WATER COMPANY



                                                  /s/ Gail P. Brady
                                                  -----------------
                                                  Gail P. Brady
                                                  (Principal Financial
                                                  Officer)



                                                  /s/ Dennis W. Doll
                                                  ------------------
                                                  Dennis W. Doll
                                                  Controller