Form 10-K
period 1996-12-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1997-03-27
CIK 764403, 32379

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
     (Mark One)
     [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996
                                          OR
     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

On December 31, 1996, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $246,101,797.

On December 31, 1996, there were 7,781,875 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of E'town Corporation.

Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1996.
Part III incorporates information by reference from the definitive Proxy Statement in connection with E'town Corporation's Annual Meeting of Shareholders to be held on May 15, 1997.



                  E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY



   PART I                                                      PAGE

Item 1.    Business                                                1
           Organization                                            1
           Service Area and Customers                              1
           Water Supply                                            2
           Water Treatment Facilities and Water
              Quality Regulations                                  2
           Transmission and Distribution                           4
           Energy Supply                                           4
           Environmental Matters                                   4
           Franchises                                              5
           Employee Relations                                      5
           Rate Matters                                            5
           Real Estate Matters                                     6
           Other Developments                                      6
           Executive Officers of the Corporation and Elizabethtown 7
Item 2.    Properties                                              8
Item 3.    Legal Proceedings                                       8
Item 4.    Submission of Matters to a Vote of Security Holders     8

   PART II

Item 5.     Market for the Corporation's Common Stock
              and Related Stockholder Matters                      8
Item 6.     Selected Financial Data                                9
Item 7.     Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                                10
Item 8.     Financial Statements and Supplementary Data           14
Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure               14

PART III

Item 10.   Directors and Executive Officers of the Registrant     14
Item 11.   Executive Compensation                                 14
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management                                 14
Item 13.   Certain Relationships and Related Transactions         14

   PART IV

Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               14

SIGNATURES                                                        16

APPENDIX I
 Elizabethtown Water Company and Subsidiary Consolidated
  Financial Statements for the Years Ended December 31, 1996,
  1995 and 1994 and Independent Auditors' Report





                   E'TOWN CORPORATION
               ELIZABETHTOWN WATER COMPANY
               Annual Report on Form 10-K
           For the year ended December 31, 1996



PART I

ITEM 1.   Business

ORGANIZATION

   E'town Corporation (E'town or Corporation) was incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings. E'town also owns a 65% interest in Applied Watershed Management, LLC (AWM). AWM is a joint venture formed in 1995 to pursue opportunities in water and wastewater facilities for corporate and municipal clients.

    Elizabethtown and Mount Holly are engaged in the distribution of water for domestic, commercial, industrial and fire protection purposes and for resale by other water companies and public bodies.

    Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Elizabethtown owns all of the common stock of Mount Holly which contributed 3% of the Company's consolidated operating revenues for 1996.

 SERVICE AREA AND CUSTOMERS

     At December 31, 1996 Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers served through 197,791 meters in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in the central part of New Jersey.

    Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of eight additional municipalities with their own retail water systems and of three other investor-owned water companies. Water for fire protection service is provided to 53 municipalities and also to commercial and industrial establishments.

  The Company's operating revenues by major classification of customer for the twelve months ending December 31, 1996 are as follows:


            General customers                      62.3%
            Sales to other systems                 17.2%
            Larger industrial customers             7.1%
            Fire protection service/miscellaneous  13.4%

          The water systems are substantially all metered except for fire service.

          Additional operating statistics appear on page 9.

WATER SUPPLY

     The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1996, Elizabethtown's pumpage averaged 127.6 million gallons per day (MGD) and Mount Holly's pumpage averaged 3.4 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current needs of their customers. Mount Holly plans to construct additional facilities, as discussed below, to augment its water supplies.

    In 1996, surface water sources supplied approximately 89% of Elizabethtown's supply with wells supplying the remaining 11%.
All of Mount Holly's water is produced from wells.

   Substantially all of Elizabethtown's surface water is purchased under a long-term contract with the New Jersey Water Supply Authority (NJWSA) which requires Elizabethtown to purchase (i) 32 MGD from the state-owned Delaware and Raritan Canal which transports water from the Delaware River Basin plus
(ii) 70 MGD from the Raritan River Basin which includes the state-owned Spruce Run-Round Valley Reservoir System. The safe yield of the Raritan River Basin and the Delaware and Raritan Canal is 225 MGD of which 151 MGD is presently allocated to Elizabethtown and others. The NJWSA has available, and Elizabethtown purchases, water above the Company's minimum purchase obligation on an as-needed basis.

    To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has a plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million excluding an Allowance for Funds Used During Construction (AFUDC). Construction is expected to begin after issuance of the final water allocation permit. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.
 Mount Holly has a rate filing pending relating to the Mansfield
Project.

    On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing on the permit. For further discussion of this matter see "Rate Matters-Mount Holly" below.

WATER TREATMENT FACILITIES AND WATER QUALITY REGULATIONS

    Elizabethtown owns and operates two treatment plants at the confluence of the Raritan and Millstone Rivers adjacent to the Delaware and Raritan Canal to treat surface water purchased from the NJWSA. The plants can withdraw water from any of the above sources, which is an advantage in the event that one source becomes contaminated. The Raritan-Millstone Plant (RM Plant) was placed in service in 1931 and has continually been upgraded since that time. The RM Plant has a production capacity of 155 MGD. The Canal Road Water Treatment Plant (Plant) was placed in service in October 1996 to increase Elizabethtown's sustainable production capacity and provide the ability to continue to meet water quality regulations. The Plant has an initial rated production capacity of 40 MGD and an installed cost of approximately $102 million, excluding an Allowance For Funds Used During Construction (AFUDC). Elizabethtown also operates smaller treatment facilities to treat groundwater produced by certain wells. Mount Holly operates similar groundwater treatment facilities.

    Both the United States Environmental Protection Agency (USEPA) and the NJDEP regulate the operation of Elizabethtown's and Mount Holly's water treatment and distribution systems and the quality of the water Elizabethtown and Mount Holly deliver to their customers. Currently, Elizabethtown and Mount Holly believe they are in compliance, in all material respects, with all present federal and state water quality standards, including all regulations promulgated to date by the USEPA pursuant to the Federal Safe Drinking Water Act, as amended (SDWA), and by the NJDEP pursuant to similar state legislation. Elizabethtown has included certain capital projects in its three-year capital expenditure plans which it anticipates will be necessary to comply with regulations that have been proposed by the USEPA and NJDEP. Recovery of the financing and operating costs of such improvements, plus those costs for any additional projects which cannot be foreseen at this time, will be requested in rates.

    Elizabethtown has responded in recent years to water quality regulations promulgated by NJDEP and the USEPA by replacing groundwater supplies with increased supplies of surface water. The Company expects this trend to continue because it is preferable from the standpoint of operational efficiency and cost to modify treatment processes and facilities at one or two large plants than to constantly upgrade treatment facilities at multiple well sites.

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

Lead and Copper Rule

    The LCR requires Elizabethtown and Mount Holly to test the quantity of lead and copper in drinking water at the customer's tap and, if certain contaminant levels (action levels) are exceeded, to notify customers and initiate a public information campaign advising customers how to minimize exposure to lead and copper. The LCR also requires Elizabethtown to add corrosion inhibitors to water to minimize leaching of lead from piping, faucets and soldered joints into water consumed at the tap. Results from two separate tests completed during 1992 within Elizabethtown and Mount Holly's systems did not indicate lead and copper concentrations above the action levels. Accordingly, public notification and a public information campaign have not been required. Corrosion inhibitor facilities for Elizabethtown were completed in 1996.

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

Radionuclides

   Radionuclides are naturally occurring radioactive substances (primarily radon) found in groundwater. Like VOCs, radon can be removed from groundwater using aeration towers. If the MCLs proposed for all radionuclides are finally adopted, Elizabethtown believes that it will abandon wells with aggregate production capacity of approximately 5 MGD, thereby further increasing Elizabethtown's reliance on surface water. Elizabethtown currently owns and operates wells with an aggregate safe daily yield of 18 MGD.

Surface Water Treatment Rule

    The operation of Elizabethtown's Raritan-Millstone treatment plant is subject to the SWTR. Elizabethtown has assessed the plant's sustainable production capacity, assuming operation consistent with the requirements of the SWTR, and determined that improvements to the existing plant are necessary. Specifically, Elizabethtown has installed additional pumps to increase capacity and reliability at peak times and has constructed a new building to house offices and lab facilities. Also, Elizabethtown has replaced existing chlorine gas disinfection facilities with liquid sodium hypochlorite to improve community and employee safety and has installed corrosion inhibitor facilities in conformance with the LCR.

     The Canal Road Water Treatment Plant has been designed and installed for compliance with the SWTR.

TRANSMISSION AND DISTRIBUTION

     As of December 31, 1996, Elizabethtown Water Company's transmission and distribution system included 2,899 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or prestressed concrete pipe. Elizabethtown conducts an ongoing program (which is projected to cost $2.0 million for 1997) to clean and line its older cast iron mains. Such costs are capitalized and have been included in rate base in stipulations settling recent rate cases.

    On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures and initiates plans to construct pumping, transmission and storage facilities as needed.

ENERGY SUPPLY

     Elizabethtown pumps most of its water with electric power purchased from two major electric utilities. The Company has replaced certain electric pumps with natural gas-fired pumps in 1996 to reduce energy costs. In 1997, the Company expects to replace two large diesel-powered pumps with similar natural gas-fired pumps to further reduce energy costs. Elizabethtown also has other diesel powered pumping and generating facilities at its major treatment plants and at certain transfer stations to provide basic service during possible electrical shortages. Elizabethtown has not, to date, experienced any shortage of electric energy, natural gas or diesel fuel to operate its pumps and has cooperated with its electric suppliers during their peak periods by operating non-electrical pumping facilities upon request.

ENVIRONMENTAL MATTERS

     Elizabethtown and Mount Holly are also subject to regulation by the NJDEP with respect to water supply plans and specifications for the construction, improvement, alteration and operation of public water supply systems and with respect to the quality of any residuals from treatment plants.

     As a normal by-product of treating surface water, Elizabethtown's existing surface water treatment plants generate silt removed from untreated river water plus residue from chemicals used in the treatment process. Historically, Elizabethtown had disposed of this material in landfills. As a result of revised regulations governing landfills, Elizabethtown has been reusing this material on site for flood protection and is presently removing some material off-site for beneficial reuse.

     Under New Jersey law, environmental matters are addressed by the NJDEP before diversion allowances or other water supply projects are authorized. To date, Elizabethtown has been able to construct all plant facilities and obtain all diversion authorizations necessary to maintain customer service. Mount Holly has also been able to construct all facilities and obtain all diversion authorizations with the exception of the pending objection to the diversion permit for the Mansfield Project as discussed below.

FRANCHISES

    The property and franchises of Elizabethtown and Mount Holly are subject to rights of eminent domain of the State of New Jersey. These rights have been delegated by statutes now in effect to municipalities or groups of municipalities and have been or may be delegated to various public agencies. No such rights of eminent domain have been exercised since 1931.

EMPLOYEE RELATIONS

     As of December 31, 1996, the Corporation had a total of 400
full-time employees, of which 213 were   covered by union
contracts. The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.) were renegotiated on February 1, 1996 and will expire on January 31, 1999. The contract provided for wage increases of 4% on February 1, 1996, 1997 and 1998, respectively.

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

Elizabethtown

       On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for
Elizabethtown. The 1996 Stipulation was designed to result in an increase in annual operating revenues of $21.8 million. The rate increase reflects a full allowance for the estimated capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Recovery of depreciation expense on
  Contributions in Aid of Construction and Customers' Advances
for Construction is not reflected in the rate     increase.
Furthermore, under the terms of the 1996 Stipulation, the Company will not be required to record such depreciation expense of approximately $.7 million annually, for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits.

Mount Holly

     In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. The first phase was necessary to recover costs that were not reflected in rates last increased in 1986. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, is currently estimated to cost $16.5 million, excluding AFUDC. Mount Holly has expended $2.9 million on the Mansfield Project as of December 31, 1996, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the NJDEP granted Mount Holly a water allocation permit for four wells that are to be the water supply for this project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. Hearings on the matter before an administrative law judge are pending. A decision is expected later in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict with certainty the outcome of the matter. In the event that the objector is successful and the permit is rescinded, Mount Holly would meet its regulatory obligation to provide an alternate source of water by purchasing water from that purveyor.

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

REAL ESTATE MATTERS

     Properties and E'town currently own several parcels of land aggregating approximately 740 acres located in central New Jersey having a carrying cost of approximately $13 million. A portion of this acreage was purchased from a third party and the balance was land formerly owned by Elizabethtown and no longer needed for utility purposes. These holdings are owned in fee.

     The Corporation has no plans to acquire additional real estate. Over the next several years, E'town and Properties will seek to sell their existing properties and expect to invest the sale proceeds into water and wastewater utility investments.

      Properties has executed a contract to sell one parcel for a price of $.4 million. The contract is expected to close in 1997 and produce a minimal gain. Properties executed a contract to sell another parcel to a developer. The parties expected that the contract would close prior to December 31, 1996 but the developer was unable to obtain the required municipal approvals. The contract has been extended and Properties and the developer have commenced litigation against the municipality. It is not known whether or when a sale will be consummated.

    The carrying cost of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1996, the estimated net realizable value of each property exceeds its respective carrying value as of December 31, 1996.

OTHER DEVELOPMENTS

     Following a competitive selection process, Edison Township chose to negotiate with E'town for a 20-year contract to operate the Township's water supply system. This system serves about 11,000 residential, commercial and industrial customers. The partners have completed negotiations. The transaction still requires municipal and state agency approvals. E'town expects to realize a return on its investment in the project comparable to that realized by E'town's regulated utility operations. The earnings effect is expected to be small during the first few years and is expected to increase after year five.

    On January 1, 1997, AWM commenced a three-year contract to operate the wastewater collection and treatment facilities owned by Environmental Disposal Corporation (EDC), which serves portions of Bedminster, Far Hills, and Peapack-Gladstone. AWM is also providing the billing and customer inquiry services. AWM has also negotiated letters of understanding with two developers whereby AWM will construct wastewater collection and treatment facilities to serve developments in Morris and Bergen counties. Each developer will pay the associated construction costs. Subsequently, AWM will repurchase the facilities, for a nominal amount, and operate the systems as regulated utilities.

Executive Officers of the Corporation and Elizabethtown



   Name                      Age         Positions Held


  Robert W. Kean, Jr.         74         Chairman and Chief Executive Officer
                                         of the Corporation since 1985 and
                                         Elizabethtown since 1973.

  Henry S. Patterson, II      74         President of the Corporation since
                                         March 1985 and Properties since
                                         July 1987.

  Thomas J. Cawley            66         Vice Chairman of Elizabethtown since
                                         January 1996 and President of
                                         Elizabethtown and its subsidiary,
                                         Mount Holly since August 1992.
                                         Executive Vice President of
                                         Elizabethtown since January 1987 and
                                         Vice President of Mount Holly since
                                         1973 (retired from Elizabethtown
                                         December 31, 1996, remains
                                         President of Mount Holly).

  Andrew M. Chapman           41         Chief Financial Officer of the
                                         Corporation since August 1989 and
                                         Treasurer of the Corporation since
                                         November 1990. President of
                                         Elizabethtown since January 1996 and
                                         Executive Vice President of
                                         Elizabethtown from May 1994 to
                                         December 1995. He served as Senior
                                         Vice President of Elizabethtown from
                                         April 1993 to May 1994, Chief
                                         Financial Officer of Elizabethtown
                                         from November 1990 to December 1995
                                         and Treasurer of Elizabethtown from
                                         August 1989 to May 1994.

  Anne Evans Estabrook         52         Vice President of the Corporation
                                          since September 1987. Owner of the
                                          Elberon Development Co., (a real
                                          estate holding company) and
                                          President of David 0. Evans, Inc.
                                          (a construction company).

  Walter M. Braswell            47        Secretary of the Corporation,
                                          Properties and Elizabethtown since
                                          December 1990 and Vice President
                                          and General Counsel of Elizabethtown
                                          since August 1988.

   Norbert Wagner               61        Senior Vice President-Operations of
                                          Elizabethtown since May 1992. Vice
                                          President-Operations since
                                          March 1987.

   Edward F. Cash               61        Vice President - Customer Services
                                          of Elizabethtown since 1977.



     Effective May 15, 1997, Messrs. Kean and Patterson will retire from the positions described above and become Chairman Emeritus and Director Emeritus, respectively, of the Corporation and Elizabethtown. On that date Mrs. Estabrook will become Chairman of the Corporation and Elizabethtown and Mr. Chapman will become President of the Corporation while retaining his responsibilities as President of Elizabethtown.

 ITEM 2. Properties

All principal plants and other materially important units of property of Elizabethtown and Mount Holly are owned in fee. The
Company considers that the properties of Elizabethtown and Mount
Holly are in good operating condition.

ITEM 3. Legal Proceedings

In the opinion of management, litigation in which the Corporation or its subsidiaries is involved is in the ordinary course of business and will not have a material adverse effect on the consolidated financial condition of the Corporation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

   ITEM 5. Market for the Corporation's Common Stock and Related
Stockholder Matters

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference. All of the common stock of Elizabethtown Water Company is owned by E'town.

Item 6.  Selected Financial Data
                                                       E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                                                     Elizabethtown Water Company

                                              1996          1995          1994          1993          1992

Utility Plant (Thousands)
Utility Plant - net                     $    560,024  $    507,858  $    437,456  $    373,293  $    347,253
Construction Expenditures
  (excluding AFUDC)                           55,125        73,789        69,981        32,517        33,293
Total Assets                                 640,779       580,808       502,848       437,405       386,880
Capitalization (Thousands)
Shareholder's Equity                         182,293       176,685       151,624       125,765       103,024
Preferred Stock                               12,000        12,000        12,000        12,000        12,000
Debt (1)                                     250,963       208,952       164,951       141,952       147,841
Total Capitalization                    $    445,256  $    397,637  $    328,575  $    279,717  $    262,865
Capitalization Ratios
Common Stock                                      41%           44%           46%           45%           39%
Preferred Stock                                    3%            3%            4%            4%            5%
Debt (1)                                          56%           53%           50%           51%           56%

Earnings Applicable to
  Common Stock (Thousands)              $     15,942  $     16,512  $     13,369  $     13,783  $     11,099

Operating Statistics
Revenues (Thousands)
General Customers                       $     68,797  $     67,455  $     62,923  $     63,100  $     55,570
Other Water Systems                           18,929        18,720        18,082        17,187        15,080
Industrial Wholesale                           7,869         7,947         7,458         6,652         6,044
Fire Service/Miscellaneous                    14,763        14,276        13,570        13,057        12,473
     Total Revenues                     $    110,358  $    108,398  $    102,033  $     99,996  $     89,167

Water Sales - Millions of Gallons (mg)
General Customers                             22,890        23,999        23,551        23,883        22,062
Other Water Systems                           15,049        15,569        15,691        15,109        14,118
Industrial Wholesale                           3,567         3,673         3,568         3,213         3,145
System Use and Unaccounted For                 6,444         6,402         6,570         5,453         5,843
Total Water Sales                             47,950        49,643        49,380        47,658        45,168
System Delivery by Source - mg
Surface                                       41,485        42,646        42,534        40,742        38,558
Wells                                          6,328         6,764         6,690         6,776         6,480
Purchased                                        137           233           156           140           130
Total System Delivery                         47,950        49,643        49,380        47,658        45,168
Millions of Gallons Pumped:
Average Day                                      131           136           135           131           123
Maximum Day                                      170           183           182           191           159
General Information
Meters in Service                            197,791       195,375       191,622       188,677       185,028
Miles of Main                                  2,899         2,869         2,828         2,800         2,738
Fire Hydrants Served                          16,012        15,650        15,291        14,909        14,400

(1) Includes long-term debt, notes payable and long-term debt-current portion.

                                                       -9-



Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        E'town Corporation


This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

             Elizabethtown Water Company and Subsidiary


    The water utility operations of Elizabethtown Water Company (Elizabethtown or Company) and its subsidiary The Mount Holly Water Company (Mount Holly), presently constitute the major portion of E'town Corporation's (E'town or Corporation) assets and earnings. Mount Holly contributed 3% of the Company's consolidated operating revenues for 1996. The following analysis sets forth significant events affecting the financial condition of Elizabethtown at December 31, 1996, and the results of operations for the years ended December 31, 1996 and 1995 for Elizabethtown Water Company.


LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

    Capital expenditures were $55.1 million during 1996. Of this total, $18.6 million, excluding an Allowance For Funds Used During Construction (AFUDC), was expended on the Canal Road Water Treatment Plant (Plant). Capital expenditures for the three-year period ending December 31, 1999 are estimated to be $125.3 million ($105.8 million for Elizabethtown and $19.5 million for Mount Holly).

    The utilities' projected capital expenditures are returning to the levels experienced in the early 1990s as Elizabethtown has completed and placed the Plant into service as discussed below. Mount Holly expects to incur significant capital expenditures in 1997 and 1998 to construct new water supply, treatment and transmission facilities as discussed below.



Elizabethtown

    The Plant was completed and placed into service on October 24, 1996. The Plant, which has an initial rated production capacity of 40 million gallons per day (mgd), will meet existing and anticipated customer demands and replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Elizabethtown's three-year capital program includes $69.3 million for projects of a routine nature. This program also includes $56.0 million of major projects such as new transmission mains, improvements to pumping facilities, construction of a new operations center in the western portion of our service territory and other miscellaneous projects.


Mount Holly

    To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding AFUDC, of which $13.6 million is anticipated to be spent over the next three years. Mount Holly has expended $2.9 million on the Mansfield Project as of December 31, 1996, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.

   On October 5, 1995, the NJDEP granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. Hearings on the matter before an administrative law judge are pending. A decision is expected later in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict with certainty the outcome of the matter. In the event that the objector is successful and the permit is rescinded, Mount Holly would meet its regulatory obligation to provide an alternate source of water by purchasing water from that purveyor. Management believes the Mansfield Project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from the aquifer.

   In June 1995, Mount Holly petitioned the New Jersey Board of Public Utilities (BPU) for an increase in rates, to take place in two phases. The first phase was necessary to recover costs that were not reflected in rates last increased in 1986. The second phase would recover the cost of the Mansfield project.

  On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $.6 million, effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding. Mount Holly is continuing with the adjudicatory process with respect to the second phase of the petition.


Capital Resources

    During 1996, Elizabethtown, including Mount Holly, financed 40.2% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under a revolving credit agreement discussed below, proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase Plan) and other short-term bank borrowings.

    For the three-year period ending December 31, 1999, Elizabethtown, including Mount Holly, estimates that 57% of its capital expenditures are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively. Standard & Poor's has recently reaffirmed the Company's A rating and has upgraded its rating outlook from "negative" to "stable."

    In the second quarter of 1997, Elizabethtown expects to issue $50.0 million of tax-exempt Variable Rate Demand Notes through the NJEDA. The proceeds of the issue are expected to be used to repay amounts outstanding under the revolving credit agreement discussed below.

    Elizabethtown continues to obtain a portion of the funds required for its capital program through borrowings under a revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially fund Elizabethtown's capital program, the predominant portion of which was the Plant.

    The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of December 31, 1996, the percentage of Elizabethtown's common and preferred equity to total capitalization, as calculated in accordance with Agreement, was 44%. For 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 2.7 to 1. At December 31, 1996, Elizabethtown had outstanding borrowings of $60.0 million under the Agreement and $9.0 million of borrowings under uncommitted lines of credit. The combined borrowings were at interest rates from 5.50% to 5.88% at a weighted average rate of 5.72%. The Agreement expires in July 1997 and provides that the Company may convert any outstanding balances to a five-year, fully amortizing term loan. However, upon expiration of the Agreement, the Company expects to meet its short-term financing needs with uncommitted lines of credit.


RESULTS OF OPERATIONS

     Earnings Applicable to Common Stock for 1996 were $15.9 million as compared to $16.5 million for 1995. The primary factor contributing to the decrease in earnings was a reduction in revenues due to reduced outdoor water consumption in 1996 compared to 1995.

     Earnings Applicable to Common Stock for 1995 were $16.5 million as compared to $13.4 million for 1994. The combined effect of a $5.3 million rate increase in February 1995, increases in capitalized AFUDC in 1995 and a non-recurring charge in 1994 all contributed to the increase in earnings between 1994 and 1995.

   Operating Revenues increased $2.0 million or 1.8% in 1996 over the comparable 1995 amount. The increase in total revenues was comprised of rate increases for Elizabethtown and Mount Holly, as discussed above for Mount Holly and at Economic Outlook for Elizabethtown, which were offset by a decrease in water consumption due to unusually cool, wet summer weather in 1996. The reduction in water consumption accounted for a decrease in revenues of $2.4 million. Operating revenues increased by $3.9 million and $.5 million for the effects of the increases in rates of Elizabethtown and Mount Holly, respectively.

   Operating Revenues increased $6.4 million, or 6.2%, in 1995. Of this increase, $4.6 million relates to a rate increase, effective February 1995. Increased consumption by retail customers and an increase in the number of customers increased revenues by $1.4 million. Revenues from industrial customers resulting from consumption increased $.2 million, while revenues from other water systems resulting from consumption decreased $.2 million. Revenues from fire service customers increased $.4 million.

   Operation Expenses increased $.6 million or 1.3% in 1996 over the comparable 1995 amount. Operation expenses decreased by $.4 million for certain variable expenses associated with the reduction in water consumption discussed above. The successful implementation of an energy conservation program in the second quarter of 1996 at our Raritan-Millstone Treatment Plant reduced energy costs by $.8 million. The success of various safety programs resulted in a decrease in workers compensation premiums of $.3 million. These decreases were offset by increased labor costs of

$1.6 million.

    Operation Expenses increased $2.4 million, or 5.9%, in 1995. The increase is due, primarily, to increased costs for labor, benefits and the cost of purchased water calculated in accordance with a Purchased Water Adjustment Clause (PWAC). Benefit costs increased due to increases in the actuarially calculated pension expense and the cost of postemployment benefits, a portion of which was expensed in 1995 as it is recognized in rates pursuant to the 1995 Stipulation effective February 1995.

    Maintenance Expenses increased less than $.1 million or .9% in 1996 over the comparable 1995 amount. The Company is realizing the benefits of various preventive maintenance programs and operating efficiencies instituted in the current and prior years.

    Maintenance Expenses decreased $.8 million, or 12.4%, in 1995. The decrease is due, primarily, to the absence in 1995 of the unusually harsh winter weather that occurred in 1994. Also, the results of preventive maintenance programs have contributed to an overall decrease in maintenance expenses.

    Depreciation Expense increased $1.1 million or 12.3% in 1996 as compared to 1995. The increase is due, primarily, to a higher level of depreciable plant in service and includes $.5 million of depreciation expense for the Plant for a portion of the year.

    Depreciation Expense increased $.9 million, or 12.1%, in 1995 due, primarily, to additional depreciable plant being placed in service during that period. Also, an increase in authorized depreciation rates as a result of the 1995 Stipulation, effective February 1995, accounted for $.4 million of the increase.

    Revenue Taxes increased $.2 million, or 1.7% in 1996 and $.8 million, or 6.6% in 1995 due to additional taxes on the higher revenues discussed above.

    Real Estate, Payroll and Other Taxes increased $.1 million or 3.5% in 1996 and $.1 million, or 2.0%, in 1995 due to increased payroll taxes resulting from labor cost increases.

    Federal Income Taxes as a component of operating expenses decreased $.6 million or 8.0% from the comparable 1995 amount due to the changes in the components of taxable income discussed herein.

    Federal Income Taxes increased $.8 million, or 11.5%, in
1995 due to changes in the components of taxable income discussed herein. In addition, in 1995 Elizabethtown received tax refunds related to the years 1984 and 1985 of $.1 million.

    Other Income (Expense) increased $.6 million or 26.1% as compared to the 1995 amount. An increase in the equity component of AFUDC of $.7 million, primarily from the construction of the Plant accounted for the overall increase.

    Other Income (Expense) increased $1.7 million in 1995 due, primarily, to an increase in the equity component of AFUDC of $1.8 million and a non-recurring litigation settlement in 1994. The increases were offset by federal income taxes associated with the various components.

   Total Interest Charges increased $1.7 million or 15.2% in 1996 over the comparable 1995 amount. The increase is due, primarily, to increased interest on long-term debt due to the issuance of $40.0 million of NJEDA tax-exempt debentures in December 1995 to refinance balances previously incurred under the revolving credit agreement. A higher level of short-term borrowings under the revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis has also contributed to the overall increase. This increase was offset by an increase in the debt component of AFUDC resulting from Elizabethtown's higher construction work in progress balances in 1996, primarily due to the Plant.

    Total Interest Charges increased $.7 million, or 6.8%, in 1995 due, primarily, to an increase in interest expense of $2.1 million on increased borrowings under Elizabethtown's revolving credit agreement to finance the Company's ongoing capital program, the largest component of which was the Plant. This amount was offset by an increase in the debt component of AFUDC of $1.6 million, also primarily related to the construction of
the Plant.   In addition, in 1995 Elizabethtown received
interest on tax refunds related to 1984 and 1985 of $.1 million.


ECONOMIC OUTLOOK

Forward Looking Information

    Certain information included in this report contains, and other materials filed or to be filed by the Corporation with the Securities and Exchange Commission (as well as information included in oral and written statements made or to be made by the Company) contain or will contain forward looking statements within the meaning of the Securities Acts of 1933 and 1934, as amended. Any forward looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.

    Consolidated earnings for Elizabethtown Water Company for the next several years will be determined by (i) Elizabethtown's ability to increase sales and to further control operating expenses through improved productivity, (ii) Mount Holly's, and later Elizabethtown's, ability to obtain adequate and timely rate relief in connection with future utility plant additions. Elizabethtown expects earnings to increase approximately 15% in 1997 as the Company realizes the full impact of its $21.8 million rate increase effective in October 1996 in addition to realizing the benefits of ongoing cost control efforts. This expectation assumes a return to normal weather conditions in 1997.

   On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. The 1996 Stipulation was designed to result in an increase in annual operating revenues of $21.8 million. The rate increase reflects a full allowance for the estimated capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Recovery of depreciation expense on Contributions in Aid of Construction and Customers' Advances for Construction is not reflected in the rate increase. Furthermore, under the terms of the 1996 Stipulation, the Company will not be required to record such depreciation expense of approximately $.7 million annually, for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits.

     Elizabethtown, excluding Mount Holly, earned a rate of return on common equity of 9.0% in 1996. Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown expects to substantially close this gap between its earned return on common equity in 1996 and its authorized return. This assumes a return to normal summer weather conditions and outdoor water use. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts, as well as rate relief later in that year.

    Mount Holly earned a rate of return on common equity of 3.5% in 1996, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1996. Management expects Mount Holly to increase its contribution to E'town's earnings per share by obtaining additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels upon the completion of Mount Holly's Mansfield project, and recovery of the costs of that and other projects in rates.



New Accounting Pronouncement

    See Note 2 of the Notes to Consolidated Financial Statements for a discussion of a new accounting standard that was effective in 1996.

Item 8. Financial Statements and Supplementary Data

        The information for E'town is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

The information for Elizabethtown Water Company is on pages 2 through 16 of Appendix I included herein.

Item 9. Changes in and Disagreements with Accountants on
Acccounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors of E'town and Elizabethtown is included in E'town's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

Information regarding the executive officers of both E'town and Elizabethtown is included under Item I in Part I of this Form
10-K.

Item 11.  Executive Compensation

This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1997 Annual Meeting of
Stockholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

This information is included in E'town's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1997 Annual Meeting of
Stockholders, and is incorporated herein by reference.

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this report:


1. Financial Statements:


Elizabethtown Water Company

Statements of Consolidated Income for the years ended December
31, 1996, 1995 and 1994.

 Consolidated Balance Sheets as of December 31, 1996 and 1995.

 Statements of Consolidated Capitalization as of December 31,
1996 and 1995.

Statement of Consolidated Shareholder's Equity for the years ended December 31, 1996, 1995 and 1994.

Statements of Consolidated Cash Flows for the years ended
December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

E'town Corporation

A portion of the 1996 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

Elizabethtown Water Company

Elizabethtown Water Company's consolidated financial statements and notes thereto are included herein on pages 2 through 16 of Appendix I.

E'town and Elizabethtown Water Company

The Independent Auditors' Reports for E'town (as to certain financial statement schedules) and Elizabethtown Water Company appear on page 18 herein and page 1 of Appendix I, respectively.

2.  Financial Statement Schedules:

All financial schedules required to be filed contain the same data and amounts for both E'town and Elizabethtown Water
Company, except for Supplemental Schedule of Property, Plant and
Equipment, which includes property, plant and equipment for each company.

Schedule II - Valuation and Qualifying Accounts for the Years
Ended December 31, 1996, 1995 and 1994.

Supplemental Schedule of Property, Plant and Equipment at
December 31, 1996 and 1995.

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

March 20, 1997
                         E'TOWN CORPORATION


                                By:     /s/ Robert W. Kean, Jr.
                                        Chairman, Chief Executive
                                        Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1997.

Chairman, Chief Executive Officer
and Director                                  /s/ Robert W. Kean, Jr.

President and Director                        /s/ Henry S. Patterson, II

Vice President and Director                   /s/ Anne Evans Estabrook

Chief Financial Officer, Treasurer
and Director                                  /s/ Andrew M. Chapman
(Principal Financial & Accounting Officer)

Director                                      /s/ Brendan T. Byrne

Director                                      /s/ Thomas J. Cawley

Director                                      /s/ Anthony S. Cicatiello

Director                                      /s/ John Kean

Director                                      /s/ Robert W. Kean III

Director                                      /s/ Barry T. Parker

Director                                      /s/ Hugo M. Pfaltz, Jr.

Director                                      /s/ Chester A. Ring III

                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ELIZABETHTOWN WATER COMPANY

March 20, 1997

                                By:  /s/ Robert W. Kean, Jr.
                                     Chairman, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1997.


Chairman, Chief Executive Officer
and Director                               /s/ Robert W. Kean, Jr.

Vice Chairman and Director                 /s/ Thomas J. Cawley

President and Director                     /s/ Andrew M. Chapman

Vice President - Finance & Treasurer       /s/ Gail P. Brady
(Principal Financial Officer)

Controller                                 /s/ Dennis W. Doll
(Principal Accounting Officer)

Director                                   /s/ Brendan T. Byrne

Director                                   /s/ Anthony S. Cicatiello

Director                                   /s/ Anne Evans Estabrook

Director                                   /s/ John Kean

Director                                   /s/ Robert W. Kean III

Director                                   /s/ Barry T. Parker

Director                                   /s/ Henry S. Patterson, II

Director                                   /s/ Hugo M. Pfaltz, Jr.

Director                                   /s/ Chester A. Ring III

INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 19, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of E'town Corporation and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Parsippany, NJ
February 19, 1997

                              E'TOWN CORPORATION             Schedule II
                            ELIZABETHTOWN WATER COMPANY
                      VALUATION AND QUALIFYING ACCOUNTS




    Column A          Column B    Column C    Column D    Column E


                                  Additions
                      Balance at  Charged to              Balance at
                      Beginning ofCosts and   Deductions   End of
    Description:       Period     Expenses       (A)       Period

    Reserve for
    Uncollectible Accounts:

    Year Ended 12/31/9$532,000    $600,242    $566,242    $566,000

    Year Ended 12/31/9$463,000    $600,648    $531,648    $532,000

    Year Ended 12/31/9$434,000    $552,459    $523,459    $463,000




    (A)  Write-off of uncollectible accounts, net of recoveries.






                                  E'TOWN CORPORATION
                              ELIZABETHTOWN WATER COMPANY
                             PROPERTY, PLANT AND EQUIPMENT
                             AT DECEMBER 31, 1996 AND 1995



    ELIZABETHTOWN WATER COMPANY:                1996             1995
    UTILITY PLANT IN SERVICE:
       Intangible Plant                         $250,766         $250,766
       Source of Supply Plant                 20,502,583       10,073,447
       Pumping Plant                          54,666,431       44,838,866
       Water Treatment Plant                 156,149,004       53,070,107
       Transmission & Distribution Plant     404,946,395      378,216,166
       General Plant                          17,444,418       15,373,329
       Leasehold Improvements                    120,548          117,186
       Acquisition Adjustments                   632,388          632,388
                                            ------------     ------------
           Utility Plant In Service          654,712,533      502,572,255
       Construction Work In Progress           7,994,186      100,212,636
                                            ------------     ------------
           Total Utility Plant               662,706,719      602,784,891

    NON-UTILITY PROPERTY - NET                    80,976           83,178
                                            ------------     ------------
                               TOTAL        $662,787,695     $602,868,069
                                            ============     ============
    E'TOWN CORPORATION:
    UTILITY PLANT (from above)               662,706,719      602,784,891

    NON-UTILITY PROPERTY - NET                12,769,953       12,151,496
                                            ------------     ------------
                               TOTAL        $675,476,672     $614,936,387
                                            ============     ============




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

*3(b) - By-Laws of E'town Corp.

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

10(d) - E'town's 1987 Stock Option Plan [Registration Statement
        No. 33-42509, Exhibit 281

10(e) - E'town's 1990 Performance Stock Program [Registration
        Statement No. 33-46532, Exhibit 10(k)]

10(f) - E'town's Dividend Reinvestment and Stock Purchase Plan
        [Registration No. 333-16713, Exhibit 4(e)]

10(g) - Change of Control Agreement [Form 10-Q for the quarter ended March 31, 1995, Exhibit 10]

*11 -   Statement Regarding Computation of Per Share Earnings

*13 - Portion of the 1996 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated
        Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data and is herein incorporated by reference.

*21-    Subsidiaries of the Corporation

*27-   E'town Corporation - Financial Data Schedule



                    Elizabethtown Water Company

 3(a) - Form of Restated Certificate of Incorporation of
        Elizabethtown Water Company [Form 10-K for the year ended
        December 31, 1994, Exhibit 3(a)]

*3(b) - By-Laws of Elizabethtown Water Company

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

4(h) - Indenture dated as of December 1, 1995 from Elizabethtown Water
       Company to The Bank of New York, Trustee, relating to the 5.60% Debentures due 2025


10(a)- Contract for service to Middlesex Water Company. [Registration
       Statement No. 33-38566, Exhibit 10(a)]

10(b)- Contract for service to Edison Township. [Registration Statement
       No. 2-58262, Exhibit 13(c)]

10(c)- Contract for service to New Jersey-American Water Company.
       [Form 10-K for the year ended December 31, 1993, Exhibit 10(c)]

10(d)- Contract for service to City of Elizabeth. [Form 10-K for the year ended December 31, 1992, Exhibit 10(d)]

10(e)- Contract for service to Franklin Township. [Registration Statement
       No. 33-46532, Exhibit 10(e)]

10(f)- Contract with the New Jersey Water Supply Authority for the purchase of water from the Raritan Basin. [Registration Statement No. 33-32143, Exhibit 10(e)]

10(g)- Supplemental Executive Retirement Plan of Elizabethtown Water Company
       [Form 10-K for the year ended December 31, 1992, Exhibit 10(g)]

10(h)- Medical Reimbursement Plan of Elizabethtown Water Company [Form
       10-K for the year  ended December 31, 1992, Exhibit 10(h)]

10(i)- Supplemental Executive Retirement Plan of Elizabethtown Water
       Company [Form 10-Q for the year ended September 30, 1995,
       Exhibit 10]

*12(a)-Computation of Ratio of Earnings to Fixed Charges

*12(b)-Computation of Ratio of Earnings to Fixed Charges and
       Preferred Dividends

*21 -  Subsidiaries of the Company

*23 -  Consent of Deloitte & Touche LLP, Independent Auditors

*27 -  Elizabethtown Water Company - Financial Data Schedule.





                                                   APPENDIX I


INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER
COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.



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



In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP


Parsippany, NJ
February 19, 1997


ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY               APPENDIX I
STATEMENTS OF CONSOLIDATED INCOME
                                                                                Year Ended December 31,
                                                                       1996           1995           1994

Operating Revenues                                                $ 110,358,349  $ 108,398,105  $ 102,032,505
                                                                  -------------  -------------  -------------
Operating Expenses:
     Operation                                                       43,713,177     43,132,400     40,722,980
     Maintenance                                                      5,859,167      5,805,511      6,623,772
     Depreciation                                                     9,893,391      8,808,169      7,860,180
     Revenue taxes                                                   13,819,646     13,591,212     12,748,161
     Real estate, payroll and other taxes                             2,869,066      2,771,716      2,717,067
     Federal income taxes (Note 3)                                    7,360,461      8,002,292      7,176,396
                                                                  -------------  -------------  -------------
           Total operating expenses                                  83,514,908     82,111,300     77,848,556
                                                                  -------------  -------------  -------------
Operating Income                                                     26,843,441     26,286,805     24,183,949
                                                                  -------------  -------------  -------------
Other Income (Expense):
     Allowance for equity funds used during construction (Note 2)     3,725,234      2,976,290      1,178,133
     Litigation settlement                                                                           (932,203)
     Federal income taxes (Note 3)                                   (1,462,076)    (1,159,218)      (237,599)
     Other - net                                                        452,127        335,763        432,922
                                                                  -------------  -------------  -------------
           Total other income (expense)                               2,715,285      2,152,835        441,253
                                                                  -------------  -------------  -------------
Total Operating and Other Income                                     29,558,726     28,439,640     24,625,202
                                                                  -------------  -------------  -------------
Interest Charges:
     Interest on long-term debt                                      13,011,069     10,892,129     10,774,008
     Other interest expense - net                                     2,640,117      2,343,903        175,507
     Capitalized interest (Note 2)                                   (3,208,636)    (2,445,093)      (867,101)
     Amortization of debt discount and expense-net                      361,012        323,557        319,646
                                                                  -------------  -------------  -------------
           Total interest charges                                    12,803,562     11,114,496     10,402,060
                                                                  -------------  -------------  -------------
Income Before Preferred Stock Dividends of Subsidiary                16,755,164     17,325,144     14,223,142
Preferred Stock Dividends                                               813,000        813,000        854,047
                                                                  -------------  -------------  -------------
Earnings Applicable to Common Stock                               $  15,942,164  $  16,512,144  $  13,369,095
                                                                  =============  =============  =============

See Notes to Consolidated Financial Statements.


ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY               APPENDIX I
CONSOLIDATED BALANCE SHEETS
                                                                                   December 31,
                                                                       1996                          1995

Assets

Utility Plant-At Original Cost:
      Utility plant in service                                    $ 654,712,533                 $ 502,572,255
      Construction work in progress                                   7,994,186                   100,212,636
                                                                  -------------                 -------------
      Total utility plant                                           662,706,719                   602,784,891
      Less accumulated depreciation and amortization                102,682,572                    94,926,413
                                                                  -------------                 -------------
            Utility plant-net                                       560,024,147                   507,858,478
                                                                  -------------                 -------------

Non-utility Property                                                     80,976                        83,178
                                                                  -------------                 -------------

Current Assets:
      Cash and cash equivalents                                       3,121,958                     3,796,757
      Customer and other accounts receivable
       (less reserve: 1996, $566,000; 1995, $532,000)                16,725,298                    16,943,725
      Unbilled revenues                                               9,356,122                     7,443,656
      Materials and supplies-at average cost                          2,044,748                     1,912,015
      Prepaid insurance, taxes, other                                 3,741,645                     1,874,338
                                                                  -------------                 -------------
            Total current assets                                     34,989,771                    31,970,491
                                                                  -------------                 -------------

Deferred Charges (Note 7):
      Prepaid pension expense  (Note 10)                                 99,210                       580,534
      Waste residual management                                       1,064,454                       970,182
      Unamortized debt and preferred stock expenses                   8,988,426                     9,384,609
      Taxes recoverable through future rates (Note 3)                30,434,909                    26,427,627
      Postretirement benefit expense (Note 10)                        3,465,272                     2,900,569
      Other unamortized expenses                                      1,631,837                       632,191
                                                                  -------------                 -------------
            Total deferred charges                                   45,684,108                    40,895,712
                                                                  -------------                 -------------
                Total                                             $ 640,779,002                 $ 580,807,859
                                                                  =============                 =============

See Notes to Consolidated Financial Statements.


ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY               APPENDIX I
CONSOLIDATED BALANCE SHEETS
                                                                                        December 31,
                                                                       1996                          1995

Capitalization and Liabilities


Capitalization (Notes 4 and 5):
      Common shareholder's equity                                 $ 182,292,832                 $ 176,684,773
      Cumulative preferred stock                                     12,000,000                    12,000,000
      Long-term debt - net                                          181,933,425                   181,922,528
                                                                  -------------                 -------------
            Total capitalization                                    376,226,257                   370,607,301
                                                                  -------------                 -------------

Current Liabilities:
      Notes payable - banks (Note 5)                                 69,000,000                    27,000,000
      Long-term debt - current portion (Note 4)                          30,000                        30,000
      Accounts payable and other liabilities                         17,093,249                    16,723,904
      Customers' deposits                                               300,561                       305,349
      Municipal and state taxes accrued                              13,886,634                    13,661,620
      Federal income taxes accrued                                                                    533,286
      Interest accrued                                                3,157,869                     2,937,637
      Preferred stock dividends accrued                                  59,000                        59,000
                                                                  -------------                 -------------
            Total current liabilities                               103,527,313                    61,250,796
                                                                  -------------                 -------------

Deferred Credits:
      Customers' advances for construction                           43,636,080                    45,460,749
      Federal income taxes (Note 3)                                  73,950,218                    64,886,448
      Unamortized investment tax credits                              8,244,937                     8,448,811
      Accumulated postretirement benefits (Note 10)                   3,595,542                     2,900,569
                                                                  -------------                 -------------
            Total deferred credits                                  129,426,777                   121,696,577
                                                                  -------------                 -------------

Contributions in Aid of Construction                                 31,598,655                    27,253,185
                                                                  -------------                 -------------

Commitments and Contingent Liabilities (Note 9)
                Total                                             $ 640,779,002                 $ 580,807,859
                                                                  =============                 =============

See Notes to Consolidated Financial Statements.


ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY               APPENDIX I
STATEMENTS OF CONSOLIDATED CAPITALIZATION
                                                                                   December 31,
                                                                       1996                          1995
Common Shareholder's Equity (Notes 4 and 5):
        Common stock without par value, authorized,
          10,000,000 shares,issued 1996 and 1995,
          1,974,902 shares                                        $  15,740,602                 $  15,740,602
        Paid-in capital                                             117,457,348                   112,157,348
        Capital stock expense                                          (484,702)                     (484,702)
        Retained earnings                                            49,579,584                    49,271,525
                                                                  -------------                 -------------
            Total common shareholders' equity                       182,292,832                   176,684,773
                                                                  -------------                 -------------

     Cumulative Preferred Stock (Note 4):
        $100 par value, authorized, 200,000 shares; $5.90 series,
         issued and outstanding, 120,000 shares                      12,000,000                    12,000,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000 shares; none issued    -------------                 -------------

       Elizabethtown Water Company:
          7.20% Debentures, due 2019                                 10,000,000                    10,000,000
          7 1/2% Debentures, due 2020                                15,000,000                    15,000,000
          6.60% Debentures, due 2021                                 10,500,000                    10,500,000
          6.70% Debentures, due 2021                                 15,000,000                    15,000,000
          8 3/4% Debentures, due 2021                                27,500,000                    27,500,000
          8% Debentures, due 2022                                    15,000,000                    15,000,000
          5.60% Debentures, due 2025                                 40,000,000                    40,000,000
          7 1/4% Debentures, due 2028                                50,000,000                    50,000,000

  The Mount Holly Water Company:
          Notes Payable (due serially through 2000)                      87,500                       117,500
                                                                  -------------                 -------------
              Total long-term debt                                  183,087,500                   183,117,500
          Unamortized discount-net                                   (1,154,075)                   (1,194,972)
                                                                  -------------                 -------------
              Total long-term debt-net                              181,933,425                   181,922,528
                                                                  -------------                 -------------
                 Total Capitalization                             $ 376,226,257                 $ 370,607,301
                                                                  =============                 =============

See Notes to Consolidated Financial Statements.




ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY               APPENDIX I
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY
                                                                                Year Ended December 31,
                                                                       1996           1995           1994


Common Stock:                                                     $  15,740,602  $  15,740,602  $  15,740,602
                                                                  -------------  -------------  -------------
Paid-in Capital:
       Balance at Beginning of Year                                 112,157,348     88,868,632     63,522,594
       Capital contributed by parent company                          5,300,000     23,288,716     25,346,038
                                                                  -------------  -------------  -------------
       Balance at End of Year                                       117,457,348    112,157,348     88,868,632
                                                                  -------------  -------------  -------------

Capital Stock Expense:                                                 (484,702)      (484,702)      (484,702)
                                                                  -------------  -------------  -------------
Retained Earnings:
       Balance at Beginning of Year                                  49,271,525     47,499,723     46,986,485
       Income before preferred stock dividends                       16,755,164     17,325,144     14,223,142
       Dividends on common stock                                    (15,634,105)   (14,740,342)   (12,855,857)
       Dividends on preferred stock                                    (813,000)      (813,000)      (854,047)
                                                                  -------------  -------------  -------------
       Balance at End of Period                                      49,579,584     49,271,525     47,499,723
                                                                  -------------  -------------  -------------
          Total Common Shareholder's Equity                       $ 182,292,832  $ 176,684,773  $ 151,624,255
                                                                  =============  =============  =============

See Notes to Consolidated Financial Statements.



ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                                                       APPENDIX I
STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                         Year Ended December 31,

                                                                       1996           1995           1994

Cash Flows from Operating Activities:
       Income before preferred stock dividends                    $  16,755,164  $  17,325,144  $  14,223,142
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                9,893,391      8,808,169      7,860,180
          (Increase) decrease in deferred charges                      (612,594)       327,562       (169,459)
          Deferred income taxes and investment tax credits-net        4,852,614      4,486,908      4,256,534
          Capitalized interest and AFUDC                             (6,933,870)    (5,421,383)    (2,045,234)
          Other operating activities-net                                 68,369        (61,590)      (130,902)
      Change in current assets and current liabilities
         excluding cash, short-term investments and current
           portion of debt:
            Customer and other accounts receivable                      218,427     (4,592,923)      (462,817)
            Unbilled revenues                                        (1,912,466)      (282,173)        86,839
            Accounts payable and other liabilities                      364,557     (1,415,164)     8,517,848
            Accrued/prepaid interest and taxes                       (1,955,347)     2,353,248     (1,464,787)
            Other                                                      (132,732)      (187,046)      (101,266)
                                                                  -------------  -------------  -------------
            Net cash provided by operating activities                20,605,513     21,340,752     30,570,078
                                                                  -------------  -------------  -------------

Cash Flows Provided by Financing Activities:
       Decrease in funds held by Trustee for
         construction expenditures                                      382,306
       Proceed from issuance of debentures                                          40,000,000
       Proceed from issuance of preferred stock                                                    12,000,000
       Redemption of preferred stock                                                              (12,000,000)
       Capital contributed by parent company                          5,300,000     23,288,716     25,346,038
       Debt and preferred stock issuance/amortization costs             396,183       (482,338)      (876,594)
       Repayment of long-term debt                                      (30,000)       (38,800)       (42,000)
       Contributions and advances for construction-net                2,520,801      3,440,942      3,453,604
       Net increase in notes payable - banks                         42,000,000      4,000,000     23,000,000
       Dividends paid on common stock                               (16,342,106)   (15,448,342)   (13,631,154)
                                                                  -------------  -------------  -------------
             Net cash provided by financing activities               33,844,878     54,760,178     37,632,200
                                                                  -------------  -------------  -------------

Cash Flows Used for Investing Activities:
       Utility plant expenditures (excluding allowance
        for funds used during construction)                         (55,125,190)   (73,789,288)   (69,980,619)
                                                                  -------------  -------------  -------------
            Cash used for investing activities                      (55,125,190)   (73,789,288)   (69,980,619)
                                                                  -------------  -------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                   (674,799)     2,311,642     (1,778,341)
Cash and Cash Equivalents at Beginning of Year                        3,796,757      1,485,115      3,263,456
                                                                  -------------  -------------  -------------
Cash and Cash Equivalents at End of Year                          $   3,121,958  $   3,796,757  $   1,485,115
                                                                  =============  =============  =============
Supplemental Disclosures of Cash Flow Information:
       Cash paid during the year for:
          Interest (net of amount capitalized)                    $   8,481,253  $   7,833,355  $   9,952,838
          Income taxes                                            $   5,723,350  $   4,158,093  $   6,771,254
          Preferred stock dividends                               $     708,000  $     708,000  $     805,475


See Notes to Consolidated Financial Statements.


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Organization

    Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of E'town Corporation (E'town or Corporation). E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company, E'town Properties and owner of a 65% interest in Applied Watershed Management.


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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Utility Plant  and Depreciation

    Income is charged with the cost of labor, materials and other expenses incurred in making repairs and minor replacements and in maintaining the properties. Utility plant accounts are charged with the cost of improvements and major replacements of property. When depreciable property is retired or otherwise disposed of, the cost thereof, plus the cost of removal net of salvage, is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis at functional rates for various classes of assets. The provision for depreciation, as a percentage of average depreciable property, was 1.73% for 1996, 1.83% for 1995 and 1.75 % for 1994.

Allowance for Funds Used During Construction

    Elizabethtown capitalizes, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC, a non-cash credit on the Statements of Consolidated Income, is added to the construction cost of the project and included in rate base and then recovered in rates during the project's useful life. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income. AFUDC totaled $6,933,870, $5,421,383 and $2,045,234 for 1996, 1995 and 1994, respectively (see Note 8).

Revenues

    Revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

Federal Income Taxes

    Elizabethtown files a consolidated federal tax return with E'town. Deferred income taxes are provided for temporary differences in the recognition of revenues and expenses for tax and financial statement purposes to the extent permitted by the BPU. Elizabethtown and Mount Holly account for prior years' investment tax credits by the deferral method, which amortizes the credits over the lives of the respective assets.

Customer Advances for Construction and Contributions in Aid of
Construction

    Customer Advances for Construction (CAC) and Contributions in Aid of Construction (CIAC) represent capital provided by developers for main extensions to new real estate developments. Some portion of CAC is refunded based upon the revenues that the new developments generate. CIAC are customer advances for construction that, under the terms of individual main extension agreements, are no longer subject to refund. As of October 25, 1996, Elizabethtown is no longer recording depreciation on CAC and CIAC property, in accordance with a rate decision effective as of that date (See Note 10).

Cash Equivalents

   Elizabethtown Water Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

New Accounting Pronouncement

       The Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective in 1996. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company does not have any impaired assets.

Reclassification

  Certain prior year amounts have been reclassified to conform to the current year's presentation.


3. Federal Income Taxes

    The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35%) with the amount reported in the Statements of Consolidated Income follow:



                                     1996           1995           1994
                                          (Thousands of Dollars)

Tax expense at statutory rate     $ 8,952          $ 9,270        $ 7,573
Items for which deferred taxes
 are not provided:
   Difference between book and
   tax depreciation                   132             133             92
   Investment tax credits            (205)           (204)          (209)
   Other                              (56)            (37)           (42)
                                 --------         -------        -------
Provision for federal
 income taxes                    $  8,823         $ 9,162        $ 7,414
                                 =========        ========       ========


The provision for federal income
 taxes is composed of the following:
    Current                       $ 3,764         $ 6,409        $ 5,087
    Tax on main extensions            207          (1,734)        (1,931)
    Deferred:
      Tax depreciation              3,379           3,492          3,366
      Capitalized interest          1,264             800            384
      Main cleaning and lining        587             405            396
      Other                          (174)             (8)           314
    Investment tax credits  - net    (204)           (202)          (202)
                                   -------        -------        -------
    Total provision                $8,823         $ 9,162        $ 7,414
                                   =======        =======        =======

    In accordance with SFAS 109, deferred tax balances have been reflected at E'town's current consolidated federal income tax rate, which is 35%.

    The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1996 and 1995 is as follows:

                                                     1996             1995
                                                     (Thousands of Dollars)

Water utility plant - net                          $(63,474)        $(56,956)
Taxes recoverable through future rates               (9,871)          (9,250)
Investment Tax Credit                                 2,627            2,957
Prepaid pension expense                                 (35)            (203)
Capitalized interest                                 (2,573)          (1,308)
Waste residuals                                        (373)            (340)
Other assets                                            285              994
Other liabilities                                      (536)            (780)
                                                   --------         --------
Net deferred income tax liabilities                $(73,950)        $(64,886)
                                                   ========         ========



4. Capitalization

    In June 1995, E'town issued 660,000 shares of common stock for net proceeds of $16,863,860. The gross proceeds of $17,737,500 were used to fund equity contributions to Elizabethtown totaling $16,900,000. These equity contributions were used to repay short-term debt that had been issued under Elizabethtown's revolving credit agreement (see below) to partially fund the Company's capital program.



    E'town routinely makes equity contributions to Elizabethtown from the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $5,300,000 and $6,388,716 in 1996 and 1995, respectively, to
Elizabethtown from the proceeds of DRP issuances.

Cumulative Preferred Stock

    Elizabethtown's $5.90 Cumulative Preferred Stock is not redeemable at the option of the Company. Elizabethtown is required to redeem the entire issue at $100 per share on March
1, 2004.

Long-term Debt

    Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends (which is the primary source of funds available to the Corporation for payment of dividends on its common stock) or acquire Elizabethtown's common stock, all of which is held by E'town. At December 31, 1996, $7,689,840 of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision. Therefore, $34,744,065 of E'town's consolidated retained earnings were unrestricted.

    In the second quarter of 1997, Elizabethtown expects to issue $50,000,000 of tax-exempt Variable Rate Demand Notes, through the New Jersey Economic Development Authority (NJEDA). The proceeds of the issue are expected to be used to repay amounts outstanding under a revolving credit agreement (see Note
5).

    In December 1995, Elizabethtown issued $40,000,000 of 5.60% tax-exempt debentures through the NJEDA. The proceeds of the issue were used to repay amounts outstanding under the revolving credit agreement.


5. Lines of Credit

    Elizabethtown has a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement was executed in 1994 to provide up to $60,000,000 in revolving short-term financing to partially finance Elizabethtown's capital program, the predominant portion of which was the Canal Road Water Treatment Plant (Plant) (see Note
8). The Agreement expires in July 1997 at which time the Company may convert any outstanding balances to a five-year, fully amortizing term loan. After July 1997, the Company expects to meet its short-term financing needs with uncommitted lines of credit. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions by E'town, are expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs, which are estimated to be $125,327,000 through 1999. At December 31, 1996, Elizabethtown had outstanding borrowings of $60,000,000 under the Agreement and $9,000,000 of borrowings under uncommitted lines of credit. The combined borrowings were at interest rates of 5.50% to 5.88%, at a weighted average rate of 5.72%. Of the $60,000,000 outstanding under the Agreement at December 31, 1996, $50,000,000 is expected to be repaid with the proceeds of the Variable Rate Demand Notes to be issued in the second quarter of 1997 as discussed in Note 4.

    The Agreement further provides that, among other covenants, Elizabethtown must maintain a percentage of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of December 31, 1996, the percentage of Elizabethtown's common and preferred equity to total capitalization, calculated in accordance with the Agreement, was 44%. For the 12 months ended December 31, 1996, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 2.72 to 1.

     Information relating to bank borrowings for 1996, 1995 and 1994 is as follows:

                                    1996            1995           1994
                                           (Thousands of Dollars)

Maximum amount outstanding       $  69,000       $  60,000       $ 23,000
Average monthly amount
  outstanding                    $  45,240       $  39,636       $  2,958
Average interest rate at year end      5.7%            5.9%           6.1%
Compensating balances at year end$       0       $       0       $      0
Weighted average interest rate
  based on average daily balances      5.8%            6.2%           5.7%



6. Financial Instruments

    The carrying amounts and the estimated fair values, as of December 31, 1996 and 1995, of financial instruments issued or held by the Company are as follows:

                                                      1996            1995
                                                     (Thousands of Dollars)
Cumulative preferred stock:
  Carrying amount                                 $  12,000       $  12,000
  Estimated fair value                               12,000          11,940
Long-term debt:
  Carrying amount                                  $181,933        $181,923
  Estimated fair value                              185,375         189,664


     Estimated fair values are based upon quoted market prices for these or similar securities.

7. Regulatory Assets and Liabilities

    Certain costs incurred by Elizabethtown and Mount Holly, which have been deferred, have been recognized as regulatory assets and are being amortized over various periods as set forth below:



                                           1996              1995
                                           (Thousands of Dollars)

Waste residual management              $   1,064        $      970
Unamortized debt and preferred
  stock expense                            8,988             9,385
Taxes recoverable through future
  rates (Note 3)                          30,435            26,428
Postretirement benefit
  expense (Note 10)                        3,465             2,901
Safety management expense                    418               302
Business process redesign                    362               235
Rate case expenses                           201               110
                                       ---------         ---------
Total                                  $  44,933         $  40,331
                                       =========         =========


 Waste Residual Management

   The costs of disposing of the waste generated by Elizabethtown's and Mount Holly's water treatment plants are being amortized and recovered in rates over three and five-year periods, respectively, for ratemaking and financial statement purposes. No return is being earned on the deferred balances related to these programs.

Unamortized Debt and Preferred Stock Expenses

    Costs incurred in connection with the issuance or redemption of long-term debt have been deferred and are being amortized and recovered in rates over the lives of the respective issues for ratemaking and financial statement purposes. Costs incurred in connection with the issuance and redemption of preferred stock have been deferred and are being amortized and recovered in rates over a 10-year period for ratemaking and financial statement purposes.

Other

     Safety management expenses and business process redesign expenses were studies undertaken by the Company and are being amortized and recovered in rates over five years.

     Rate case expenses are being substantially recovered in rates over two-year periods.

    There were no regulatory liabilities at December 31, 1996 or 1995.


8. Regulatory Matters

Rates

Elizabethtown

    On October 25, 1996, Elizabethtown received a rate increase under a stipulation (1996 Stipulation) resulting in an increase in annual revenues of $21,800,000. The rate increase reflects a full allowance for the estimated capital cost of the Plant of $100,000,000 in addition to estimated AFUDC of $12,598,151. The increase also reflects a full allowance for the estimated operating costs of the Plant. The Plant went into service on October 24, 1996. The total cost of the Plant is estimated to be $101,554,469 in addition to AFUDC of $13,499,744. The 1996
Stipulation provides that actual costs in excess of the original estimated cost of $100,000,000 will be considered in future rate cases. The rate increase also reflects an authorized rate of return on common equity of 11.25%. Recovery of depreciation expense on CIAC and CAC is not reflected in the rate increase and the Company is no longer required to record, for financial statement purposes, such depreciation expense of approximately $700,000 annually, for the period that this rate increase is in effect. The 1996 Stipulation also allows the Company to continue to defer the transition obligation and interest associated with postretirement benefits as well as to continue to recover in rates the current service cost portion of the obligation for postretirement benefits. In addition, the 1996 Stipulation reflects $246,292 for the effect of the Purchased Water Adjustment Clause, for which a separate petition was filed in February 1996 and subsequently withdrawn due to the inclusion of this item in the 1996 Stipulation.

    In February 1995, Elizabethtown received a rate increase that yielded $5,300,000 in annual revenues as a result of a stipulation (1995 Stipulation). This Stipulation provided for an authorized rate of return on common equity of 11.5%. The increase also provided for recovery of the cost to finance $62,000,000 of construction projects since rates had last been established in March 1993 as well as increased costs for power, labor and benefits, primarily medical.

Mount Holly

    In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. The first phase was necessary to recover costs that were not reflected in rates last increased in 1986. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, is currently estimated to cost $16,500,000, excluding AFUDC. Mount Holly has expended $2,855,587 on the Mansfield Project as of December 31, 1996, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation diversion permit for four wells that are to be the water supply for this project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. Hearings on the matter before an administrative law judge are pending. A decision is expected later in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict with certainty the outcome of the matter. In the event that the objector is successful and the permit is rescinded, Mount Holly would meet its regulatory obligation to provide an alternate source of water by purchasing water from that purveyor.

    On January 24, 1996, the BPU approved a stipulation (Mount Holly Stipulation) for an increase in rates of $550,000, effective as of that date. The Mount Holly Stipulation has, effectively, concluded the first phase of the rate proceeding.


9. Commitments

    Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the New Jersey Water Supply Authority (NJWSA) a minimum of 37 billion gallons of water annually. Effective July 1, 1997, the annual cost of water under contract will be $7,861,486. The Company purchases additional water from the NJWSA on an as-needed basis. The total cost of water purchased from the NJWSA was $8,695,370, $9,344,792 and $8,987,472 for 1996, 1995 and 1994, respectively.

     The Elizabethtown has committments under long-term leases of $817,264 for 1997 and $12,330 for 1998. Substantially all of these committments expire in November 1997. Rent expense totaled
$836,400, $820,481 and $829,562 for 1996, 1995 and 1994,
respectively.

    Capital expenditures through 1999 are estimated to be $125,327,000 for Elizabethtown's and Mount Holly's utility plant.


10. Pension Plan and Other Postretirement Benefits

Pension Plan

    Elizabethtown has a trusteed, noncontributory Retirement Plan (Plan), which covers most employees. Under the Company's funding policy, the Company makes contributions that meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      The components of the net pension costs for the Retirement Plan are as follows:

                                   1996           1995            1994
                                         (Thousands of Dollars)

Service cost - benefits earned
  during the year               $ 1,322       $    915         $ 1,052
Interest cost on projected
  benefit obligation              2,480          2,156           1,946
Return on Plan assets            (4,542)        (7,587)            939
Net amortization and deferral     1,221          4,862          (3,860)
                                -------       --------          ------
Net pension costs               $   481       $    346          $   77
                                =======       ========          ======


    Plan assets are invested in publicly traded debt and equity securities. The reconciliations of the funded status of the Plan to the amounts recognized in the Consolidated Balance Sheets are presented below:

                                                  1996             1995
                                                  (Thousands of Dollars)

Market value of Plan assets                      $40,016        $ 36,957
                                                 -------        --------
Actuarial present value of Plan benefits:
Vested benefits                                   28,492          25,986
Non-vested benefits                                   97             101
                                                 -------         -------
Accumulated benefit obligation                    28,589          26,087
Projected increases in compensation levels         7,183           7,877
                                                 -------         -------
Projected benefit obligation                      35,772          33,964
                                                 -------         -------
Excess of Plan assets over projected benefit
  obligation                                       4,244           2,993
Unrecognized net gain                             (3,978)           (620)
Unrecognized prior service cost                    1,724             363
Unrecognized transition asset                     (1,891)         (2,156)
                                                 -------         --------
Prepaid pension expense                          $    99         $   580
                                                 =======         =======


    The Company has a supplemental retirement plan for certain management employees that is not funded. Benefit payments under this plan are made directly by the Company. At December 31, 1996, the projected benefit obligation of this supplemental plan was $1,400,326 and the net periodic benefit cost for 1996 was $251,279. The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:

                                        1996           1995             1994

Discount rate                           7.50%           7.00%           8.00%
Compensation increase                   5.50%           5.50%           5.50%
Rate of return on Plan assets           9.00%           9.00%           8.50%



Other Postretirement Benefits

   The Company provides certain health care and life insurance benefits for substantially all of its retired employees. As a result of a contract negotiated in February 1996 with the Company's bargaining unit, all union and non-union employees retiring after January 1, 1997 will pay 25% of future increases in the premiums the Company pays for postretirement medical benefits.

    Under SFAS 106, the costs of postretirement benefits are accrued for each year the employee renders service, based on the expected cost of providing such benefits to the employee and the employee's beneficiaries and covered dependents, rather than expensing these benefits on a pay-as-you-go basis.

    Based upon an independent actuarial study, the transition obligation, calculated under SFAS 106, was $7,214,736 as of January 1, 1993, the date of adoption of SFAS 106. The transition obligation is being amortized over 20 years.

     The following table details the postretirement benefit obligation at December 31:

                                               1996             1995
                                               (Thousands of Dollars)

Retirees                                    $  2,015        $   2,404
Fully eligible plan participants               4,034            6,263
                                            --------        ---------
Accumulated postretirement
  benefit obligation                           6,049            8,667
Plan assets at fair value                       (764)            (320)
Unrecognized net gain                          3,952              685
Unrecognized transition obligation            (5,772)          (6,131)
                                            --------         --------
Accrued postretirement benefit obligation   $  3,465         $  2,901
                                            ========         ========


    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1996 and for 1996 was 9%. This rate decreases linearly each successive year until it reaches 3.8% in 2006, after which the rate remains constant. The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:

                                     1996            1995            1994

Discount rate                        7.50%           7.00%           8.00%


    A single percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, and the net postretirement service and interest cost by approximately $1,370,000 and $186,000, respectively.

    Based upon the independent actuarial study referred to above, the annual postretirement cost calculated under SFAS 106 is as follows:

                                        1996           1995           1994
                                               (Thousands of Dollars)

Service cost - benefits earned
  during the year                     $   416       $   474        $   369
Interest cost on accumulated
  postretirement benefit obligation       425           579            592
Return on Plan assets                     (72)
Amortization of transition
  obligation                              417           360            361
                                      -------       -------        -------
Total                                   1,186         1,413          1,322
Deferred amount for regulated
  companies pending recovery             (565)         (824)        (1,072)
                                      -------       -------        -------
Net postretirement benefit expense    $   621       $   589        $   250
                                      =======       =======        =======


   The rate increases allowed by the 1996 Stipulation and the Mount Holly Stipulation include as a recoverable expense the pay-as-you-go portion of postretirement benefits as well as the current service cost to the extent such current service cost is funded. Elizabethtown funded $347,151 in 1996 and $318,222 in 1995. Mount Holly funded $25,045 for 1996. These Stipulations allow Elizabethtown and Mount Holly to defer the amount accrued in excess of the portions being recovered in rates for consideration in future rate filings. As of December 31, 1996, the amount that has been deferred is $3,465,272. On January 8, 1997, the BPU issued a generic Order for regulated New Jersey utilities approving a stipulation related to the implementation of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The stipulation developed general guidelines for mechanisms which would be available for recovery of costs consistent with SFAS 106. Elizabethtown and Mount Holly will file for a rate increase in 1997, solely related to the recovery of SFAS 106 costs, to be effective by January 1, 1998.


11. Quarterly Financial Data (Unaudited)

    A summary of financial data for each quarter of 1996 and
1995 follows:
                                                               Earnings
                                            Income Before     Applicable
               Operating      Operating    Preferred Stock    to Common
  Quarter      Revenues        Income         Dividends         Stock
                              (Thousands of Dollars)
1996
   1st        $  25,760       $   5,651       $   3,594       $   3,391
   2nd           27,263           6,484           4,365           4,163
   3rd           28,173           7,146           4,911           4,708
   4th           29,162           7,562           3,885           3,680
              ---------       ---------       ---------       ---------
Total         $ 110,358       $  26,843       $  16,755       $  15,942
              =========       =========       =========       =========
1995
   1st        $  25,174       $   5,906       $   3,653       $   3,449
   2nd           27,101           6,542           4,377           4,174
   3rd           30,451           8,085           5,720           5,517
   4th           25,672           5,754           3,575           3,372
              ---------       ---------       ---------       ---------
Total         $ 108,398       $  26,287       $  17,325       $  16,512
              =========       =========       =========       =========


    Water utility revenues are subject to seasonal fluctuation due to normal increased water consumption during the third quarter of each year.