Form 10-Q
period 1997-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1997-05-14
CIK 764403, 32379

===============================================================================

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       March 31, 1997
 E'town Corporation (without par value)            7,844,010
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            16

PART II - OTHER INFORMATION                                            21

      Items 1 - 5

      Item 6 (a) - Exhibits                                            21
             (b) - Reports on Form 8-K                                 21

      SIGNATURES                                                       22

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)

                                                                   Three Months Ended                Twelve Months Ended
                                                                         March 31,                       March 31,
                                                                   1997            1996            1997            1996

---------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                             $    30,121     $    25,760    $    114,770    $    108,984
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation                                                           11,120          10,967          44,960          44,691
Maintenance                                                          1,475           1,474           5,860           5,914
Depreciation                                                         3,022           2,344          10,571           9,025
Revenue taxes                                                        3,779           3,228          14,371          13,695
Real estate, payroll and other taxes                                   823             837           2,938           2,965
Federal income taxes                                                 1,891           1,342           7,340           7,390
---------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                      22,110          20,192          86,040          83,680
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                     8,011           5,568          28,730          25,304
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
Allowance for equity funds used during
 construction                                                           44           1,099           2,670           3,457
Write-down of non-utility property and
  other investments                                                                                                   (243)
Federal income taxes                                                   (41)           (436)         (1,175)         (1,366)
Other - net                                                             74             146             688             794
---------------------------------------------------------------------------------------------------------------------------
      Total other income (expense)                                      77             809           2,183           2,642
---------------------------------------------------------------------------------------------------------------------------
Total Operating and Other Income                                     8,088           6,377          30,913          27,946
---------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                           3,447           3,451          13,796          12,252
Other interest expense - net                                           986             413           3,218           2,214
Capitalized interest                                                  (116)           (963)         (2,677)         (3,155)
Amortization of debt discount and expense-net                           98              97             396             365
---------------------------------------------------------------------------------------------------------------------------

      Total interest charges                                         4,415           2,998          14,733          11,676
---------------------------------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
 of Subsidiary                                                       3,673           3,379          16,180          16,270
Preferred Stock Dividends                                              203             203             813             813
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                     $     3,470   $       3,176   $      15,367   $      15,457
===========================================================================================================================

Earnings Per Share of Common Stock:
---------------------------------------------------------------------------------------------------------------------------
   Primary                                                     $      0.44   $        0.42   $        1.99   $        2.11
   Fully Diluted                                               $      0.44   $        0.42   $        1.98   $        2.10
---------------------------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
---------------------------------------------------------------------------------------------------------------------------
      Primary                                                        7,829           7,574           7,737           7,327
      Fully Diluted                                                  8,116           7,868           8,027           7,624
---------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Common Share                                $       .51   $         .51   $        2.04   $        2.04
===========================================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                 March 31,                                    December 31,
Assets                                                             1997                                           1996

---------------------------------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:
Utility plant in service                                       $   656,555                                   $     654,713
Construction work in progress                                        9,700                                           7,994
---------------------------------------------------------------------------------------------------------------------------
      Total utility plant                                          666,255                                         662,707
 Less accumulated depreciation
  and amortization                                                 105,707                                         102,683
---------------------------------------------------------------------------------------------------------------------------
      Utility plant-net                                            560,548                                         560,024
---------------------------------------------------------------------------------------------------------------------------


Non-utility Property and Other
Investments - Net                                                   14,231                                          14,113
---------------------------------------------------------------------------------------------------------------------------


Current Assets:
Cash and cash equivalents                                            3,495                                           3,228
Short-term investments                                                  31                                              31
Customer and other accounts receivable
  (less reserve: 1997, $644; 1996, $566)                            17,937                                          16,187
 Unbilled revenues                                                   9,221                                           9,356
Materials and supplies-at average cost                               1,934                                           2,045
Prepaid insurance, taxes, other                                      2,765                                           3,918
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                          35,383                                          34,765
---------------------------------------------------------------------------------------------------------------------------


Deferred Charges:
Waste residual management                                              935                                           1,064
Unamortized debt and preferred stock expenses                        9,395                                           9,508
Taxes recoverable through future rates                              30,435                                          30,435
Postretirement benefit expense                                       3,606                                           3,478
Other unamortized expenses                                           2,248                                           1,820
---------------------------------------------------------------------------------------------------------------------------
      Total deferred charges                                        46,619                                          46,305
---------------------------------------------------------------------------------------------------------------------------
             Total                                             $   656,781                                   $     655,207
===========================================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                 March 31,                                    December 31,
Capitalization and Liabilities                                     1997                                            1996

---------------------------------------------------------------------------------------------------------------------------


Capitalization (Note 3):
Common shareholders' equity                                    $   184,801                                   $     183,512
Cumulative preferred stock                                          12,000                                          12,000
Long-term debt - net                                               193,375                                         193,481
---------------------------------------------------------------------------------------------------------------------------
       Total capitalization                                        390,176                                         388,993
---------------------------------------------------------------------------------------------------------------------------


Current Liabilities:
Notes payable - banks                                               69,000                                          69,000
Long-term debt - current portion                                        30                                              30
Accounts payable and other liabilities                              11,242                                          16,197
Customers' deposits                                                    300                                             300
Municipal and state taxes accrued                                   17,528                                          13,887
Interest accrued                                                     4,010                                           3,483
Preferred stock dividends accrued                                       59                                              59
---------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                   102,169                                         102,956
---------------------------------------------------------------------------------------------------------------------------


Deferred Credits:
Customers' advances for construction                                39,738                                          43,636
Federal income taxes                                                76,653                                          75,942
State income taxes                                                     185                                             185
Unamortized investment tax credits                                   8,212                                           8,245
Accumulated postretirement benefits                                  3,916                                           3,651
---------------------------------------------------------------------------------------------------------------------------
       Total deferred credits                                      128,704                                         131,659
---------------------------------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                                35,732                                          31,599
---------------------------------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------------------------------------
                Total                                          $   656,781                                   $     655,207
===========================================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)
                                                                 March 31,                                     December 31,
                                                                   1997                                            1996

---------------------------------------------------------------------------------------------------------------------------

E'town Corporation:
 Common Shareholders' Equity:
  Common stock without par value, authorized,
  15,000,000 shares, issued 1997, 7,869,886
  shares; 1996, 7,807,751 shares                               $   147,464                                   $     145,660
  Paid-in capital                                                    1,315                                           1,315
  Capital stock expense                                             (5,160)                                         (5,160)
  Retained earnings                                                 41,919                                          42,434
  Less cost of treasury stock;
  1997 and 1996, 25,876 shares                                        (737)                                           (737)
---------------------------------------------------------------------------------------------------------------------------
         Total common shareholders' equity                         184,801                                         183,512
---------------------------------------------------------------------------------------------------------------------------

Elizabethtown Water Company:
  Cumulative Preferred Stock
   $100 par value, authorized, 200,000 shares; $5.90
    series, issued and outstanding, 120,000 shares                  12,000                                          12,000

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
    none issued
---------------------------------------------------------------------------------------------------------------------------

 Long-Term Debt:
    E'town Corporation:
     6 3/4% Convertible Subordinated
     Debentures, due 2012                                           11,436                                          11,548

    Elizabethtown Water Company:
     7.20% Debentures, due 2019                                     10,000                                          10,000
     7 1/2% Debentures, due 2020                                    15,000                                          15,000
     6.60% Debentures, due 2021                                     10,500                                          10,500
     6.70% Debentures, due 2021                                     15,000                                          15,000
     8 3/4% Debentures, due 2021                                    27,500                                          27,500
     8% Debentures, due 2022                                        15,000                                          15,000
     5.60% Debentures, due 2025                                     40,000                                          40,000
     7 1/4% Debentures, due 2028                                    50,000                                          50,000

    The Mount Holly Water Company:
      Notes Payable (due serially through 2000)                         83                                              87
---------------------------------------------------------------------------------------------------------------------------
             Total long-term debt                                  194,519                                         194,635
       Unamortized discount-net                                     (1,144)                                         (1,154)
---------------------------------------------------------------------------------------------------------------------------
             Total long-term debt-net                              193,375                                         193,481
---------------------------------------------------------------------------------------------------------------------------
                 Total Capitalization                          $   390,176                                   $     388,993
===========================================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts

                                                                                                             Year Ended
                                                                 March 31,                                   December 31,
                                                                   1997                                          1996

---------------------------------------------------------------------------------------------------------------------------


Common Stock:
 Balance at Beginning of Period                                $   145,661                                   $     138,667
 Common stock issued under Dividend
 Reinvestment and Stock Purchase Plan (1997,
 59,635 shares; 1996, 258,673 shares)                                1,735                                           6,993
 Exercise of stock options (1997, 2,500 shares)                         68
---------------------------------------------------------------------------------------------------------------------------
       Balance at End of Period                                    147,464                                         145,660
---------------------------------------------------------------------------------------------------------------------------

Paid-in Capital:                                                     1,315                                           1,315
---------------------------------------------------------------------------------------------------------------------------


Capital Stock Expense:                                              (5,160)                                         (5,160)
---------------------------------------------------------------------------------------------------------------------------


Retained Earnings:
Balance at Beginning of Period                                      42,434                                          42,995
Net Income                                                           3,470                                          15,073
Dividends on common stock
 (1997, $.51, 1996, $2.04)                                          (3,985)                                        (15,634)
---------------------------------------------------------------------------------------------------------------------------
       Balance at End of Period                                     41,919                                          42,434
---------------------------------------------------------------------------------------------------------------------------

Treasury Stock:                                                       (737)                                           (737)
---------------------------------------------------------------------------------------------------------------------------

          Total Common Shareholders' Equity                    $   184,801                                   $     183,512
===========================================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                                                   Three Months Ended            Twelve Months Ended
                                                                         March 31,                       March 31,
                                                                   1997            1996            1997            1996

---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                     $     3,470     $     3,176    $     15,367    $     15,457
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                     3,022           2,344          10,571           9,025
    Write-down of non-utility property and
     other investments                                                                                                 243
    (Increase) decrease in deferred charges                           (299)           (495)           (442)            401
    Deferred income taxes and investment tax
      credits-net                                                      678           1,440           4,155           5,237
    Capitalized interest and AFUDC                                    (160)         (2,062)         (5,347)         (6,612)
    Other operating activities-net                                     148             (63)            516            (201)
Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
      Customer and other accounts receivable                        (1,750)           (399)         (1,554)         (3,365)
      Unbilled revenues                                                135             130          (1,907)             35
      Accounts payable and other liabilities                        (4,955)         (4,254)         (1,335)          1,100
      Accrued/prepaid interest and taxes                             5,321           3,770            (204)           (299)
      Other                                                            111             178            (200)            (38)
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                          5,721           3,765          19,620          20,983
---------------------------------------------------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities:
Proceeds from issuance of common stock                               1,803           1,951           6,845          24,143
Proceed from issuance of debentures                                                                                 40,000
Debt and preferred stock issuance and
 amortization costs                                                    112              75             467            (373)
Repayment of long-term debt                                           (116)            (10)           (339)           (281)
Contributions and advances for construction-net                        235             937           1,819           3,764
Net increase in notes payable - banks                                                5,500          36,500          (2,500)
Dividends paid on common stock                                      (3,985)         (3,857)        (15,762)        (15,216)
---------------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                  (1,951)          4,596          29,530          49,537
---------------------------------------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
Utility plant expenditures (excluding allowance
 for funds used during construction)                                (3,466)        (11,547)        (47,044)        (73,887)
Development costs of land (excluding
  capitalized interest)                                                (37)            (37)           (313)           (145)
---------------------------------------------------------------------------------------------------------------------------
  Cash used for investing activities                                (3,503)        (11,584)        (47,357)        (74,032)
---------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
Cash Equivalents                                                       267          (3,223)          1,793          (3,512)
Cash and Cash Equivalents at
Beginning of Period                                                  3,228           4,925           1,702           5,214
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $     3,495   $       1,702   $       3,495   $       1,702
===========================================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                    $     3,791   $       3,074   $       9,683   $       9,073
       Income taxes                                            $    -0-      $         398   $       5,325   $       5,145
       Preferred stock dividends                               $       177   $         177   $         708   $         708

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands)

                                                                   Three Months Ended           Twelve Months Ended
                                                                         March 31,                      March 31,
                                                                   1997            1996            1997            1996

---------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                             $    30,013     $    25,760    $    114,611    $    108,984
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation                                                           10,840          10,789          43,764          43,658
Maintenance                                                          1,475           1,474           5,860           5,914
Depreciation                                                         3,022           2,344          10,571           9,025
Revenue taxes                                                        3,779           3,228          14,371          13,696
Real estate, payroll and other taxes                                   804             819           2,854           2,885
Federal income taxes                                                 2,001           1,455           7,906           7,775
---------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                      21,921          20,109          85,326          82,953
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                     8,092           5,651          29,285          26,031
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
Allowance for equity funds used during
 construction                                                           44           1,099           2,670           3,457
Federal income taxes                                                   (46)           (433)         (1,075)         (1,354)
Other - net                                                             88             139             401             413
---------------------------------------------------------------------------------------------------------------------------
      Total other income (expense)                                      86             805           1,996           2,516
---------------------------------------------------------------------------------------------------------------------------
Total Operating and Other Income                                     8,178           6,456          31,281          28,547
---------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                           3,253           3,253          13,011          11,451
Other interest expense - net                                           986             408           3,218           2,328
Allowance for funds used during construction                           (35)           (887)         (2,357)         (2,830)
Amortization of debt discount and expense-net                           89              88             363             331
---------------------------------------------------------------------------------------------------------------------------
      Total interest charges                                         4,293           2,862          14,235          11,280
---------------------------------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends                              3,885           3,594          17,046          17,267
Preferred Stock Dividends                                              203             203             813             813
---------------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                            $     3,682   $       3,391   $      16,233   $      16,454
===========================================================================================================================



See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                 March 31,                                     December 31,
Assets                                                             1997                                            1996

---------------------------------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:
Utility plant in service                                       $   656,555                                   $     654,713
Construction work in progress                                        9,700                                           7,994
---------------------------------------------------------------------------------------------------------------------------
      Total utility plant                                          666,255                                         662,707
Less accumulated depreciation
  and amortization                                                 105,707                                         102,683
---------------------------------------------------------------------------------------------------------------------------
      Utility plant-net                                            560,548                                         560,024
---------------------------------------------------------------------------------------------------------------------------


Non-utility Property                                                    80                                              81
---------------------------------------------------------------------------------------------------------------------------


Current Assets:
Cash and cash equivalents                                            3,306                                           3,122
Customer and other accounts receivable
 (less reserve: 1997, $644; 1996, $566)                             17,025                                          16,725
Unbilled revenues                                                    9,221                                           9,356
Materials and supplies-at average cost                               1,934                                           2,045
Prepaid insurance, taxes, other                                      2,483                                           3,742
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                          33,969                                          34,990
---------------------------------------------------------------------------------------------------------------------------


Deferred Charges:
Waste residual management                                              935                                           1,064
Unamortized debt and preferred stock expenses                        8,884                                           8,989
Taxes recoverable through future rates                              30,435                                          30,435
Postretirement benefit expense                                       3,606                                           3,564
Other unamortized expenses                                           2,050                                           1,632
---------------------------------------------------------------------------------------------------------------------------
      Total deferred charges                                        45,910                                          45,684
---------------------------------------------------------------------------------------------------------------------------
             Total                                             $   640,507                                   $     640,779
===========================================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                 March 31,                                     December 31,
Capitalization and Liabilities                                     1997                                             1996

---------------------------------------------------------------------------------------------------------------------------


Capitalization (Note 3):
Common shareholder's equity                                    $   182,491                                   $     182,293
Cumulative preferred stock                                          12,000                                          12,000
Long-term debt - net                                               181,939                                         181,933
---------------------------------------------------------------------------------------------------------------------------
      Total capitalization                                         376,430                                         376,226
---------------------------------------------------------------------------------------------------------------------------


Current Liabilities:
Notes payable - banks                                               69,000                                          69,000
Long-term debt - current portion                                        30                                              30
Accounts payable and other liabilities                              11,169                                          17,093
Customers' deposits                                                    300                                             300
Municipal and state taxes accrued                                   17,528                                          13,887
Interest accrued                                                     3,881                                           3,158
Preferred stock dividends accrued                                       59                                              59
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                     101,967                                         103,527
---------------------------------------------------------------------------------------------------------------------------


Deferred Credits:
Customers' advances for construction                                39,738                                          43,636
Federal income taxes                                                74,662                                          73,950
Unamortized investment tax credits                                   8,212                                           8,245
Accumulated postretirement benefits                                  3,766                                           3,596
---------------------------------------------------------------------------------------------------------------------------
      Total deferred credits                                       126,378                                         129,427
---------------------------------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                                35,732                                          31,599
---------------------------------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------------------------------------
                Total                                          $   640,507                                   $     640,779
===========================================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)
                                                                 March 31,                                     December 31,
                                                                   1997                                            1996

---------------------------------------------------------------------------------------------------------------------------

Common Shareholder's Equity:
Common stock without par value, authorized,
 10,000,000 shares, issued 1997 and 1996,
 1,974,902 shares                                              $    15,741                                   $      15,741
Paid-in capital                                                    117,957                                         117,457
Capital stock expense                                                 (485)                                           (485)
Retained earnings                                                   49,278                                          49,580
---------------------------------------------------------------------------------------------------------------------------
      Total common shareholder's equity                            182,491                                         182,293
---------------------------------------------------------------------------------------------------------------------------

Cumulative Preferred Stock
 $100 par value, authorized, 200,000 shares; $5.90 series,
   issued and outstanding, 120,000 shares                           12,000                                          12,000

Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
   none issued
---------------------------------------------------------------------------------------------------------------------------

Long-Term Debt:
 7.20% Debentures, due 2019                                         10,000                                          10,000
 7 1/2% Debentures, due 2020                                        15,000                                          15,000
 6.60% Debentures, due 2021                                         10,500                                          10,500
 6.70% Debentures, due 2021                                         15,000                                          15,000
 8 3/4% Debentures, due 2021                                        27,500                                          27,500
 8% Debentures, due 2022                                            15,000                                          15,000
 5.60% Debentures, due 2025                                         40,000                                          40,000
 7 1/4% Debentures, due 2028                                        50,000                                          50,000

The Mount Holly Water Company:
   Notes Payable (due serially through 2000)                            83                                              87
---------------------------------------------------------------------------------------------------------------------------
        Total long-term debt                                       183,083                                         183,087
 Unamortized discount-net                                           (1,144)                                         (1,154)
---------------------------------------------------------------------------------------------------------------------------
        Total long-term debt-net                                   181,939                                         181,933
---------------------------------------------------------------------------------------------------------------------------
             Total Capitalization                              $   376,430                                   $     376,226
===========================================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)

                                                                                                               Year Ended
                                                                 March 31,                                     December 31,
                                                                   1997                                            1996

---------------------------------------------------------------------------------------------------------------------------


Common Stock:                                                  $    15,741                                   $      15,741
---------------------------------------------------------------------------------------------------------------------------

Paid-in Capital:
 Balance at Beginning of Period                                    117,457                                         112,157
 Capital contributed by parent company                                 500                                           5,300
---------------------------------------------------------------------------------------------------------------------------
 Balance at End of Period                                          117,957                                         117,457
---------------------------------------------------------------------------------------------------------------------------

Capital Stock Expense:                                                (485)                                           (485)
---------------------------------------------------------------------------------------------------------------------------

Retained Earnings:
 Balance at Beginning of Period                                     49,581                                          49,272
 Earnings applicable to common stock                                 3,885                                          16,755
 Dividends on common stock                                          (3,985)                                        (15,634)
 Dividends on preferred stock                                         (203)                                           (813)
---------------------------------------------------------------------------------------------------------------------------
 Balance at End of Period                                           49,278                                          49,580
---------------------------------------------------------------------------------------------------------------------------

     Total Common Shareholder's Equity                         $   182,491                                   $     182,293
===========================================================================================================================


See Notes to Consolidated Financial Statements.

LIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)
                                                                   Three Months Ended             Twelve Months Ended
                                                                         March 31,                       March 31,
                                                                   1997            1996            1997            1996

---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Income before preferred stock dividends of subsidiary          $     3,885     $     3,594    $     17,046    $     17,267
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                                       3,022           2,344          10,571           9,025
  (Increase) decrease in deferred charges                             (289)           (510)           (392)            448
  Deferred income taxes and investment tax
   credits-net                                                         679           1,440           4,092           5,293
  Allowance for funds used during construction                         (79)         (1,986)         (5,027)         (6,287)
  Other operating activities-net                                       113             (93)            274            (278)
Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt:
    Customer and other accounts receivable                            (300)          1,438          (1,520)         (2,104)
    Unbilled revenues                                                  135             130          (1,907)             35
    Accounts payable and other liabilities                          (5,924)         (4,235)         (1,324)          1,058
    Accrued/prepaid interest and taxes                               5,623           4,077            (409)            847
    Other                                                              111             178            (200)            (38)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                      6,976           6,377          21,204          25,266
---------------------------------------------------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities:
Capital contributed by parent company                                  500             577           5,223          22,503
Proceed from issuance of debentures                                                                                 40,000
Debt and preferred stock issuance and
 amortization costs                                                    105              66             435            (416)
Repayment of long-term debt                                             (4)             (7)            (27)            (36)
Contributions and advances for construction-net                        235             937           1,819           3,764
Net increase in notes payable - banks                                                5,000          37,000          (3,000)
Dividends paid on common and preferred stock                        (4,162)         (4,034)        (16,470)        (15,924)
---------------------------------------------------------------------------------------------------------------------------
      Net cash (used) provided by financing activities              (3,326)          2,539          27,980          46,891
---------------------------------------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
Utility plant expenditures (excluding allowance
 for funds used during construction)                                (3,466)        (11,547)        (47,044)        (73,887)
---------------------------------------------------------------------------------------------------------------------------
     Cash used for investing activities                             (3,466)        (11,547)        (47,044)        (73,887)
---------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                                      184          (2,631)          2,140          (1,730)
Cash and Cash Equivalents at
  Beginning of Period                                                3,122           3,797           1,166           2,896
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $     3,306   $       1,166   $       3,306   $       1,166
===========================================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                    $     3,482   $       2,751   $       9,212   $       8,591
       Income taxes                                            $    -0-      $         398   $       5,325   $       4,556
       Preferred stock dividends                               $       177   $         177   $         708   $         708

See Notes to Consolidated Financial Statements.

                     E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION
E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown

2. INTERIM FINANCIAL STATEMENTS
The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The Notes to Consolidated Financial Statements accompanying the 1996 Annual Report to Shareholders and the 1996 Form 10-K should be read in conjunction with this report.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. CAPITALIZATION
E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $500,000 from the DRP proceeds of $1,735,000 (59,635 shares) to Elizabethtown for the three months ended March 31, 1997.

4. LINES OF CREDIT
Elizabethtown has a committed revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement was executed in 1994 to provide up to $60,000,000 in revolving short-term financing to partially finance Elizabethtown's capital program. The Agreemenexpires in July 1997 at which time the Company may convert any outstanding balances to a five-year, fully amortizing term loan. After July 1997, the Company expects to meet its short-term financing needs with uncommitted lines of credit. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions by E'town, are expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs. At March 31, 1997, Elizabethtown had outstanding borrowings of $60,000,000 under the Agreement and $9,000,000 of borrowings under uncommitted lines of credit. Of the $60,000,000 outstanding under the Agreement at March 31, 1997, $50,000,000 is expected to be repaid with the proceeds of tax-exempt Variable Rate Demand Notes to be issued in the second quarter of 1997.

E'town has $20,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement, of which $17,000,000 is available to Elizabethtown.

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

6. NON-UTILITY PROPERTY AND OTHER INVESTMENTS
Included in Non-utililty Property and Other Investments at March 31, 1997 is an investment of $1,254,715 ($191,764 net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

Also included in Non-utility Property and Other Investments at March 31, 1997 is $12,888,317 of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were being sought. Based upon independent appraisals received at various times prior to 1996, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1997. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

7. REGULATORY MATTERS
Rates
Elizabethtown On October 25, 1996 Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21,800,000. The rate increase reflects a full allowance for the estimated capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of
$101,554,469   plus  an  Allowance  for  Funds  Used  During   Construction   of
$13,499,744.

On April 21, 1997 Elizabethtown and Mount Holly filed petitions for rate increases, to be effective January 1, 1998, for the recovery of costs associated with Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." The resulting rate increases would reflect recovery over a fifteen year period of amounts previously deferred on the Consolidated Balance Sheets for postretirement benefits since 1993 and prospectively, the difference between the amounts currently recovered in rates and the full SFAS No. 106 expense on an accrual basis. The petitions were filed in connection with a generic stipulation signed by several New Jersey public utilities, as well as the New Jersey Board of Public Utilities and the New Jersey Division of Ratepayer Advocate. The settlement was designed to provide a generic mechanism for New Jersey utilities to recover postretirement costs that have been deferred since the adoption of SFAS 106. The increases in operating revenues resulting from these petitions are expected to be $581,332 and $16,417 for Elizabethtown and Mount Holly, respectively

Mount Holly
In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $550,000. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, is currently estimated to cost $16,500,000, excluding AFUDC. Mount Holly has expended $2,863,691 on the Mansfield Project as of March 31, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for this project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. Hearings on the matter before an administrative law judge are pending. A decision is expected later in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict with certainty the outcome of the matter. In the event that the objector is successful and the permit is rescinded, Mount Holly would meet its regulatory obligation to provide an alternate source of water by purchasing water from that purveyor

8. NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued SFAS No. 128,"Earnings Per Share" which is effective for financial statements issued after December 15, 1997. The pronouncement simplifies the calculation of earnings per share in that a calculation of "basic" earnings per share is reported in lieu of primary earnings per share. Basic earnings per share includes only the weighted average number of common shares outstanding for the period and does not consider the dilutive effect of the Corporatio's outstanding stock options. There would be no effect on the Corporation's calculation of earnings per share if the pronouncement were applied currently.

The Financial Accounting Standards Board has also issued SFAS No. 129, "Disclosure of Information about Capital Structure," which is also effective for financial statements issued after December 15, 1997. The Corporation has historically disclosed the information required by the pronouncement and therefore, the adoption of SFAS No. 129 will have no effect on the Corporation's financial statements.

9. PRIVATIZATION CONTRACT
Following a competitive selection process, Edison Township chose to negotiate with E'town for a 20-year contract to operate the Township's water supply system. This system serves about 11,000 residential, commercial and industrial customers. The parties have completed negotiations. The transaction still requires state agency approvals. Under the terms of the contract E'town would make expenditures of approximately $25,000,000 over the 20-year period. Of this total approximately $14,000,000 would be expended in the first three years.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at March 31, 1997, and the results of operations for the three and twelve months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program
Capital expenditures, primarily for water utility plant, were $3.5 million for the first quarter of 1997. Capital expenditures for the three-year period ending December 31, 1999 are estimated to be $126.1 million, of which $125.3 million is for utility plant ($105.8 million for Elizabethtown and $19.5 million for Mount Holly), and $.8 million for non-utility expenditures. Elizabethtown's three-year capital program includes $69.3 million for projects of a routine nature. This program also includes $56.0 million of major projects such as new transmission mains, improvements to pumping facilities, construction of a new operations center in the western portion of our service territory and other miscellaneous projects

Mount Holly expects to incur significant capital expenditures later in 1997 and 1998 to construct new water supply, treatment and transmission facilities as discussed below.

To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding AFUDC, of which $13.6 million is anticipated to be spent over the next three years. Mount Holly has expended $2.9 million on the Mansfield Project as of March 31, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.

In October 1995, the NJDEP granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. Later that month, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. Hearings on the matter before an administrative law judge are pending. A decision is expected later in 1997. The Company and Mount Holly believe that the permit in question will be upheld, but cannot predict with certainty the outcome of the matter. In the event that the objector is successful and the permit is rescinded, Mount Holly would meet its regulatory obligation to provide an alternate source of water by purchasing water from that purveyor. Management believes the Mansfield Project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from the aquifer.

In June 1995,  Mount Holly  petitioned the New Jersey Board of Public  Utilities
(BPU) for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.6 million. The second phase would recover the cost of the Mansfield project.

On October 25, 1996 Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21,800,000. The rate increase reflects a full allowance for the estimated capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of $101.6 million plus an Allowance for Funds Used During Construction of $13.5 million.

Capital Resources
For the three-year period ending December 31, 1999, Elizabethtown, including Mount Holly, estimates that 57% of its capital expenditures are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively. Standard & Poors has recently reaffirmed the Company's A rating and has upgraded its rating outlook from "negative" to "stable."
In the second quarter of 1997, Elizabethtown expects to issue $50.0 million of tax-exempt Variable Rate Demand Notes through the NJEDA. The proceeds of the issue are expected to be used to repay amounts outstanding under the revolving credit agreement discussed below.

Elizabethtown  continues  to obtain a  portion  of the  funds  required  for its capital program through borrowings under a revolving credit agreement (Agreement) with an agent bank and five additional banks. The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially fund Elizabethtown's capital program, the predominant portion of which was the Plant , which was placed in service in October 1996. At March 31, 1997 Elizabethtown had outstanding borrowings of $60.0 million under the Agreement and $9.0 million of borrowings under uncommitted lines of credit. The Agreement expires in July 1997 and provides that the Company may convert any outstanding balances to a five-year, fully amortizing term loan. However, upon expiration of the Agreement and after the refinancing discussed above, the Company expects to meet its short-term financing needs with uncommitted lines of credit.

RESULTS OF OPERATIONS
Net Income for the three months ended March 31, 1997 was $3.5 million or $.44 per share as compared to $3.2 million or $.42 per share for the same period in 1996. Net income for the twelve months ended March 31, 1997 was $15.4 million or $1.99 per share as compared to $15.5 million or $2.11 per share for the same period in 1996. Net income increased $.3 million for the three month period, primarily due to higher revenues related to an increase in rates effective October 1996 offset by the financing and operating costs of the Plant. Net income decreased $.1 million for the twelve month period, primarily due to increases in financing and operating costs.

Operating Revenues increased $4.4 million or 16.9% for the first quarter of 1997 compared to the same period in 1996. The increase resulted primarily from rate increases of $21.8 million and $.6 million for Elizabethtown and Mount Holly in October and January 1996, respectively. The combined effect of these increases in rates accounted for an increase in operating revenues of $5.0 million. Fire service revenues increased $.2 million as a result of the installation of additional facilities upon which these revenues are billed. Miscellaneous revenues increased $.2 million. These increases were offset by a decrease in water consumption primarily in the wholesale and industrial customer classes of $.7 million and $.3 million, respectively.

Operating revenues increased $5.8 million or 5.3% for the twelve months ended March 31, 1997 compared to the same period in 1996. The increase resulted primarily from the effect of the increases in rates, as indicated above, totaling $9.1 million. Fire service revenues increased $.6 million, primarily for the reason indicated above. Miscellaneous revenues were higher by $.2 million. These increases were offset by a decrease in water consumption of $2.0 million for retail customers, $1.6 million for wholesale customers and $.6 million for industrial customers. This reduced consumption was due primarily, to unusually cool, wet weather during the summer months of 1996.

Operation Expenses increased $.2 million or 1.4% for the first quarter of 1997 compared to the same period in 1996 and increased $.3 million or .6% for the twelve months ended March 31, 1997 compared to the same period in 1996. These increases were due primarily, to ongoing cost control efforts in various operating areas within the Company.

Maintenance Expenses changed by insignificant amounts for the three and twelve month periods ended March 31, 1997, compared to the same periods in 1996, as Elizabethtown and Mount Holly continue to realize the benefits of various preventive maintenance programs instituted in recent years.

Depreciation Expense increased $.7 million or 28.9% and $1.5 million or 17.1% for the three and twelve month periods ended March 31, 1997, compared to the same periods in 1996. The increases were due primarily to a higher level of depreciable plant in service, of which the predominant portion was related the Plant. The Plant accounted for increases of $.7 million and $1.2 million for the three and twelve month periods, respectively. Elizabethtown's rate increase reflected a full allowance for the depreciation expense associated with the Plant. In addition, under the terms of Elizabethtown's rate decision, which was effective in October 1996, the Company is no longer required to record depreciation on assets acquired through Customers' Advances for Construction and Contributions in Aid of Construction. This accounted for decreases in depreciation expense of $.2 million and $.3 million for the three and twelve month periods, respectively.

Revenue Taxes increased $.6 million, or 17.1% and $.7 million or 4.9% for the three and twelve month periods ended March 31, 1997, compared to the same periods in 1996 based upon the increases in operating revenues, as discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses changed by insignificant amounts for the three and twelve month periods ended March 31, 1997, compared to the same periods in 1996.

Federal Income Taxes as a component of operating expenses increased $.5 million or 41.0% for the first quarter of 1997 compared to the comparable period in 1996 and decreased an insignificant amount for the twelve month period ended March 31, 1997 compared to the comparable period in 1996 due to the changes in the components of taxable income discussed herein.

Other Income (Expense) decreased $.7 million or 90.5% and $.5 million or 17.4% for the three and twelve month periods ended March 31, 1997, compared to the same periods in 1996. These decreases are due primarily, to the reduction in the Allowance for Funds Used During Construction (AFUDC), the largest portion of which was recorded while the Plant was under construction. These decreases were offset by the associated federal income taxes.

Total Interest Charges increased $1.4 million or 47.3% for the first quarter of 1997 compared to the same period in 1996 due primarily to a reduction in the debt component of AFUDC. This reduction in AFUDC was related to the completion of the Plant in October 1996. This increase in total interest charges was further affected by an increase in short-term borrowings incurred under the revolving credit agreement to finance the construction of Elizabethtown's ongoing capital program, the predominant portion of which was the Plant.

Total Interest Charges increased $3.1 million or 26.2% for the twelve months ended March 31, 1997 compared to the same period in 1996. The increase was due primarily, to the effect of the issuance of additional borrowings to finance Elizabethtown's and Mount Holly's ongoing capital program.

     ECONOMIC OUTLOOK
     Forward Looking Information
     Certain information included in this report contains forward looking statements within the meaning of the Federal securities laws. Any forward looking statements are based upon information currently available and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance, natural disasters and other claims or assessments made upon the Corporation.

     E'town Corporation and Subsidiaries
     Consolidated earnings for E'town for the next several years will be determined by (i) Elizabethtown's ability to increase sales and to further control operating expenses through improved productivity, (ii) Mount Holly's, and later Elizabethtown's, ability to obtain adequate and timely rate relief in connection with future utility plant additions and, to a lesser degree, (iii) the ability of E'town and Properties to generate returns from their unregulated businesses. E'town still expects earnings and earnings per share to improve for the year. However, because our first quarter results are lower than expected, our original goal to increase earnings per share by 15% for 1997 may be difficult to attain. This expectation assumes a return to normal water consumption patterns for the remainder of 1997 as well as the absence of adverse conditions which could occur as noted in the description of forward looking information detailed above.

     Elizabethtown and Subsidiary - Regulated Utilities
     On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This will result in an increase in annual operating revenues of $21.8 million. Elizabethtown, excluding Mount Holly, earned a rate of return on common equity of 9.0% in 1996. Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown expects to close this gap between its earned return on common equity in 1996 and its authorized return. This assumes a return to normal water consumption patterns in 1997. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts, as well as rate relief later in that year.

     Mount Holly earned a rate of return on common equity of 3.5% in 1996, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1996. Management expects Mount Holly to increase its contribution to E'town's earnings per share by obtaining additional rate relief upon the completion of Mount Holly's Mansfield project for recovery of the costs of that and other projects. Such rate relief should also enable Mount Holly to realize rates of return comparable to authorized levels.

     E'town and Properties
     The activities of E'town and Properties are not regulated by the BPU.

     E'town
     Following  a  competitive  selection  process,  Edison  Township  chose  to negotiate with E'town for a 20-year contract to operate the Township's water supply system. This system serves about 11,000 residential, commercial and industrial customers. The parties have completed negotiations. The transaction still requires state agency approvals. Under the terms of the contract E'town would make expenditures of approximately $25 million over the 20-year period. Of this total approximately $14 million would be expended in the first three years. E'town expects to realize a return on its investment in the project comparable to that realized by E'tow's regulated utility operations. The earnings effect is expected to be small during the first few years and is expected to increase after year five.

     In order to form AWM, in 1995 the Corporation entered into a three-year joint venture agreement with Applied Wastewater General Partnership (AWG) a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. AWM has been pursuing opportunities to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities for municipal and corporate clients, primarily in New Jersey. E'town has agreed to provide capital contributions to AWM of up to $.5 million to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG has been providing the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time. E'town formed AWM to expand its range of services to include wastewater, particularly to the smaller communities that surround the franchise areas of Elizabethtown and Mount Holly.

     On January 1, 1997, AWM commenced a three-year contract to operate the wastewater collection and treatment facilities owned by Environmental Disposal Corporation (EDC), which serves portions of Bedminster, Far Hills, and Peapack-Gladstone.

     Included in Non-Utility Property and Other Investments at March 31, 1997 is an investment of $1.3 million ($.2 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V
     (SEGS), located in California.

     Properties
     E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.9 million in Non-Utility Property and Other Investments - Net in the Consolidated Balance Sheets of E'town at March 31, 1997. During the next few years, E'town and Properties will seek to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

     The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1996, management believes that the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1997.

     E'town will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals, when appropriate, and of its investment in SEGS based on information provided by SEGS management.

     New Accounting Pronouncements
     See Note 8 of the Notes to Consolidated Financial Statements for a discussion of two new accounting standards that will be effective for financial statements issued after December 15, 1997.

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

Date:    May 14, 1997                                E'TOWN CORPORATION


                                                      /s/ Andrew M. Chapman
                                                      Andrew M. Chapman
                                                      Chief Financial Officer




                                                       /s/ Walter M. Braswell
                                                       Walter M. Braswell
                                                       Secretary



                                                   ELIZABETHTOWN WATER COMPANY


                                                       /s/ Gail P. Brady
                                                       Gail P. Brady
                                                       Treasurer



                                                       /s/ Dennis W. Doll
                                                       Dennis W. Doll
                                                       Controller