Form 10-Q
period 1997-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1997-08-14
CIK 764403, 32379

===============================================================================

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       June 30, 1997
 E'town Corporation (without par value)            7,909,808
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            17

PART II - OTHER INFORMATION                                            22

      Items 1 - 5

      Item 6 (a) - Exhibits                                            22
             (b) - Reports on Form 8-K                                 22

      SIGNATURES                                                       23

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)

                                           Three Months Ended Six Months Ended Twelve Months Ended
                                                June 30,        June 30,           June 30,
                                              1997    1996    1997     1996     1997      1996

-------------------------------------------------------------------------------------------------
Operating Revenues                         $ 32,463 $27,265 $ 62,584 $53,025 $ 119,968 $ 109,147
-------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                  11,652  10,931   22,772  21,898    45,681    44,609
  Maintenance                                 1,748   1,624    3,223   3,098     5,984     5,996
  Depreciation                                3,035   2,367    6,057   4,711    11,239     9,261
  Revenue taxes                               4,064   3,438    7,843   6,666    14,997    13,725
  Real estate, payroll and other taxes          834     819    1,657   1,656     2,953     3,084
  Federal income taxes                        2,345   1,731    4,236   3,073     7,954     7,272
-------------------------------------------------------------------------------------------------
        Total operating expenses             23,678  20,910   45,788  41,102    88,808    83,947
-------------------------------------------------------------------------------------------------
Operating Income                              8,785   6,355   16,796  11,923    31,160    25,200
-------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                 54   1,115       98   2,214     1,609     3,822
  Write-down of non-utility property and
    other investments                                                                       (132)
  Federal income taxes                          (91)   (446)    (132)   (882)     (820)   (1,525)
  Other - net                                   208     159      282     305       737       773
-------------------------------------------------------------------------------------------------
        Total other income (expense)            171     828      248   1,637     1,526     2,938
-------------------------------------------------------------------------------------------------
Total Operating and Other Income              8,956   7,183   17,044  13,560    32,686    28,138
-------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  3,588   3,452    7,035   6,903    13,932    12,804
  Other interest expense - net                  786     553    1,772     965     3,452     2,403
  Capitalized interest                         (124) (1,039)    (240) (2,002)   (1,762)   (3,454)
  Amortization of debt discount and expense-net  98      96      196     193       398       372
-------------------------------------------------------------------------------------------------

        Total interest charges                4,348   3,062    8,763   6,059    16,020    12,125
-------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                              4,608   4,121    8,281   7,501    16,666    16,013
Preferred Stock Dividends                       203     203      406     406       812       812
-------------------------------------------------------------------------------------------------
Net Income                                 $  4,405 $ 3,918 $  7,875 $ 7,095 $  15,854 $  15,201
=================================================================================================

Earnings Per Share of Common Stock:
-------------------------------------------------------------------------------------------------
      Primary                              $    .56 $   .51 $   1.00 $   .93 $    2.03 $    2.02
      Fully Diluted                        $    .55 $   .51 $   1.00 $   .93 $    2.02 $    2.01
-------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
-------------------------------------------------------------------------------------------------
      Primary                                 7,915   7,641    7,872   7,608     7,806     7,536
      Fully Diluted                           8,200   7,935    8,158   7,901     8,094     7,831
-------------------------------------------------------------------------------------------------

Dividends Paid Per Common Share            $    .51 $   .51 $   1.02 $  1.02 $    2.04 $    2.04
=================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                             June 30,                December 31,
Assets                                                        1997                         1996

-------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:

   Utility plant in service                                 $658,513                   $ 654,713
   Construction work in progress                              11,104                       7,994
-------------------------------------------------------------------------------------------------
         Total utility plant                                 669,617                     662,707
   Less accumulated depreciation and amortization            108,692                     102,683
-------------------------------------------------------------------------------------------------
         Utility plant-net                                   560,925                     560,024
-------------------------------------------------------------------------------------------------


Non-utility Property and Other
   Investments - Net                                          19,688                      14,113
-------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                   4,532                       3,228
   Short-term investments                                         31                          31
   Customer and other accounts receivable
    (less reserve: 1997, $739, 1996, $566)                    18,335                      16,187
   Unbilled revenues                                          10,667                       9,356
   Materials and supplies-at average cost                      1,858                       2,045
   Prepaid insurance, taxes, other                             4,476                       3,918
-------------------------------------------------------------------------------------------------
         Total current assets                                 39,899                      34,765
-------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                     808                       1,064
   Unamortized debt and preferred stock expenses              10,252                       9,508
   Taxes recoverable through future rates                     30,435                      30,435
   Postretirement benefit expense                              3,606                       3,478
   Other unamortized expenses                                  2,515                       1,820
-------------------------------------------------------------------------------------------------
         Total deferred charges                               47,616                      46,305
-------------------------------------------------------------------------------------------------
             Total                                          $668,128                   $ 655,207
=================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                             June 30,                December 31,
Capitalization and Liabilities                                1997                         1996

-------------------------------------------------------------------------------------------------


Capitalization (Note 3):

      Common shareholders' equity                           $187,092                   $ 183,512
      Cumulative preferred stock                              12,000                      12,000
      Long-term debt - net                                   243,330                     193,481
-------------------------------------------------------------------------------------------------
            Total capitalization                             442,422                     388,993
-------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks (Note 5)                          26,500                      69,000
      Long-term debt - current portion                            30                          30
      Accounts payable and other liabilities                  11,420                      16,197
      Customers' deposits                                        297                         300
      Municipal and state taxes accrued                       18,283                      13,887
      Interest accrued                                         3,297                       3,483
      Preferred stock dividends accrued                           59                          59
-------------------------------------------------------------------------------------------------
            Total current liabilities                         59,886                     102,956
-------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                    39,419                      43,636
      Federal income taxes                                    77,312                      75,942
      State income taxes                                         185                         185
      Unamortized investment tax credits                       8,162                       8,245
      Accumulated postretirement benefits                      3,980                       3,651
-------------------------------------------------------------------------------------------------
            Total deferred credits                           129,058                     131,659
-------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                          36,762                      31,599
-------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
-------------------------------------------------------------------------------------------------
                Total                                       $668,128                   $ 655,207
=================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)
                                                            June 30,                 December 31,
                                                              1997                       1996

-------------------------------------------------------------------------------------------------

E'town Corporation:
 Common Shareholders' Equity:
  Common stock without par value, authorized,
  15,000,000 shares, issued 1997, 7,940,860 shares;
  1996, 7,807,751 shares                              $   149,545                   $ 145,660
  Paid-in capital                                           1,315                       1,315
  Capital stock expense                                    (5,160)                     (5,160)
  Retained earnings                                        42,306                      42,434
  Less cost of treasury stock; 1997, 31,052 shares;
   1996, 25,876 shares                                       (914)                       (737)
-------------------------------------------------------------------------------------------------
         Total common shareholders' equity                187,092                     183,512
-------------------------------------------------------------------------------------------------

Elizabethtown Water Company:
 Cumulative Preferred Stock
  $100 par value, authorized, 200,000 shares; $5.90
   series, issued and outstanding, 120,000 shares          12,000                      12,000

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares; none issued
-------------------------------------------------------------------------------------------------

Long-Term Debt (Note 4):
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures, due 2012    11,389                      11,548

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                              10,000                      10,000
   7 1/2% Debentures, due 2020                             15,000                      15,000
   6.60% Debentures, due 2021                              10,500                      10,500
   6.70% Debentures, due 2021                              15,000                      15,000
   8 3/4% Debentures, due 2021                             27,500                      27,500
   8% Debentures, due 2022                                 15,000                      15,000
   5.60% Debentures, due 2025                              40,000                      40,000
   7 1/4% Debentures, due 2028                             50,000                      50,000
   Variable Rate Debentures, due 2027                      50,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)                   75                          87
-------------------------------------------------------------------------------------------------
       Total long-term debt                               244,464                     194,635
   Unamortized discount-net                                (1,134)                     (1,154)
-------------------------------------------------------------------------------------------------
       Total long-term debt-net                           243,330                     193,481
-------------------------------------------------------------------------------------------------
          Total Capitalization                           $442,422                   $ 388,993
=================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                                        Six Months Ended
                                                             June 30,                December 31,
                                                              1997                       1996

-------------------------------------------------------------------------------------------------


Common Stock:
 Balance at Beginning of Period                             $145,660                   $ 138,667
 Common stock issued under Dividend Reinvestment and Stock
  Purchase Plan (1997, 119,052 shares; 1996, 258,673 shares)   3,490                       6,993
 Issuance of restricted stock (4,044 shares)                     123
 Exercise of stock options (1997, 10,013 shares)                 272
-------------------------------------------------------------------------------------------------
    Balance at End of Period                                 149,545                     145,660
-------------------------------------------------------------------------------------------------

Paid-in Capital:                                               1,315                       1,315
-------------------------------------------------------------------------------------------------

Capital Stock Expense:                                        (5,160)                     (5,160)
-------------------------------------------------------------------------------------------------

Retained Earnings:
 Balance at Beginning of Period                               42,434                      42,995
 Net Income                                                    7,875                      15,073
 Dividends on common stock (1997, $1.02, 1996, $2.04)         (8,003)                    (15,634)
-------------------------------------------------------------------------------------------------
    Balance at End of Period                                  42,306                      42,434
-------------------------------------------------------------------------------------------------

Treasury Stock:
 Balance at Beginning of Period                                 (737)                       (737)
 Exercise of stock options (1997, 5,176 shares)                 (177)
-------------------------------------------------------------------------------------------------
    Balance at End of Period                                    (914)                       (737)
-------------------------------------------------------------------------------------------------

       Total Common Shareholders' Equity                    $187,092                   $ 183,512
=================================================================================================


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                          Three Months Ended Six Months Ended Twelve Months Ended
                                                June 30,        June 30,          June 30,
                                              1997    1996    1997     1996     1997      1996

-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                $  4,405 $ 3,918 $  7,875 $ 7,095 $  15,854 $  15,201
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                               3,035   2,367    6,057   4,711    11,239     9,261
   (Increase) decrease in deferred charges     (140)   (827)    (439) (1,322)      245      (214)
   Deferred income taxes and investment tax
     credits-net                                609     (54)   1,287   1,386     4,818     4,589
   Capitalized interest and AFUDC              (178) (2,154)    (338) (4,216)   (3,371)   (7,276)
   Other operating activities-net               (10)     84      138      21       422      (115)
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt:
   Customer and other accounts receivable      (398)    522   (2,148)    123    (2,474)   (2,666)
   Unbilled revenues                         (1,446) (1,063)  (1,311)   (934)   (2,289)      (44)
   Accounts payable and other liabilities       175    (307)  (4,780) (4,560)     (854)    2,156
   Accrued/prepaid interest and taxes        (1,669) (1,975)   3,652   1,795       102       310
   Other                                        193      50      304     227       (57)      (89)
-------------------------------------------------------------------------------------------------
   Net cash provided by operating activities  4,576     561   10,297   4,326    23,635    21,113
-------------------------------------------------------------------------------------------------
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock       1,782   1,826    3,585   3,777     6,800     7,381
 Proceed from issuance of debentures         50,000           50,000            50,000    40,000
 Debt and preferred stock issuance and
   amortization costs                          (856)    113     (744)    187      (500)     (261)
 Repayment of long-term debt                    (55)    (37)    (171)    (47)     (357)     (285)
 Contributions and advances for
   construction-net                             711     867      946   1,804     1,663     3,039
 Net increase (decrease) in notes
  payable - banks                           (42,500) 13,500  (42,500) 19,000   (19,500)   12,000
 Dividends paid on common stock              (4,019) (3,894)  (8,004) (7,751)  (15,887)  (15,360)
-------------------------------------------------------------------------------------------------
    Net cash provided by financing activities 5,063  12,375    3,112  16,970    22,219    46,514
-------------------------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)        (3,316) (12,457) (6,782) (24,004) (37,903)  (67,830)
 Purchase of Edison operating contract       (5,702)          (5,702)           (5,702)
 Proceeds from sale of land                     440              440               440
 Development costs of land (excluding
   capitalized interest)                        (24)    (80)     (61)   (116)     (258)     (188)
-------------------------------------------------------------------------------------------------
    Cash used for investing activities       (8,602) (12,537)(12,105) (24,120) (43,423)  (68,018)
-------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                            1,037     399    1,304  (2,824)    2,431      (391)
Cash and Cash Equivalents at
  Beginning of Period                         3,495   1,702    3,228   4,925     2,101     2,492
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period $  4,532   2,101    4,532 $ 2,101 $   4,532 $   2,101
=================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)$  4,965 $ 2,705 $  8,756 $ 5,779 $  11,942 $   8,664
       Income taxes                        $  -0-   $   950 $  -0-   $ 1,348 $   4,375 $   5,040
       Preferred stock dividends           $    177 $   177 $    354 $   354 $     708 $     708

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands)

                                          Three Months Ended Six Months Ended Twelve Months Ended
                                               June 30,        June 30,           June 30,
                                              1997    1996    1997     1996     1997      1996

-------------------------------------------------------------------------------------------------
Operating Revenues                         $ 32,333 $27,263 $ 62,346 $53,023 $ 119,681 $ 109,145
-------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                  11,174  10,685   22,014  21,474    44,253    43,543
  Maintenance                                 1,748   1,624    3,223   3,098     5,984     5,996
  Depreciation                                3,035   2,367    6,057   4,711    11,239     9,261
  Revenue taxes                               4,064   3,438    7,843   6,666    14,997    13,725
  Real estate, payroll and other taxes          813     801    1,617   1,620     2,866     3,006
  Federal income taxes                        2,518   1,864    4,519   3,320     8,559     7,642
-------------------------------------------------------------------------------------------------
        Total operating expenses             23,352  20,779   45,273  40,889    87,898    83,173
-------------------------------------------------------------------------------------------------
Operating Income                              8,981   6,484   17,073  12,134    31,783    25,972
-------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                 54   1,115       98   2,214     1,609     3,822
  Federal income taxes                          (55)   (439)    (101)   (872)     (691)   (1,480)
  Other - net                                   104     138      192     278       366       406
-------------------------------------------------------------------------------------------------
        Total other income (expense)            103     814      189   1,620     1,284     2,748
-------------------------------------------------------------------------------------------------
Total Operating and Other Income              9,084   7,298   17,262  13,754    33,067    28,720
-------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  3,394   3,253    6,647   6,506    13,152    12,011
  Other interest expense - net                  781     552    1,767     960     3,447     2,264
  Allowance for funds used during construction  (42)   (961)     (77) (1,848)   (1,438)   (3,148)
  Amortization of debt discount and expense-net  89      88      178     176       364       338
-------------------------------------------------------------------------------------------------
        Total interest charges                4,222   2,932    8,515   5,794    15,525    11,465
-------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends       4,862   4,366    8,747   7,960    17,542    17,255
Preferred Stock Dividends                       203     203      406     407       812       812
-------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK        $  4,659 $ 4,163 $  8,341 $ 7,553 $  16,730 $  16,443
=================================================================================================



See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                            June 30,                 December 31,
Assets                                                        1997                       1996

-------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:
   Utility plant in service                                 $658,513                   $ 654,713
   Construction work in progress                              11,104                       7,994
-------------------------------------------------------------------------------------------------
         Total utility plant                                 669,617                     662,707
   Less accumulated depreciation and amortization            108,692                     102,683
-------------------------------------------------------------------------------------------------
         Utility plant-net                                   560,925                     560,024
-------------------------------------------------------------------------------------------------


Non-utility Property                                              80                          81
-------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                   3,894                       3,122
   Customer and other accounts receivable
    (less reserve: 1997, $739, 1996, $566)                    17,443                      16,725
   Unbilled revenues                                          10,667                       9,356
   Materials and supplies-at average cost                      1,858                       2,045
   Prepaid insurance, taxes, other                             4,099                       3,742
-------------------------------------------------------------------------------------------------
         Total current assets                                 37,961                      34,990
-------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                     808                       1,064
   Unamortized debt and preferred stock expenses               9,750                       8,989
   Taxes recoverable through future rates                     30,435                      30,435
   Postretirement benefit expense                              3,606                       3,564
   Other unamortized expenses                                  2,326                       1,632
-------------------------------------------------------------------------------------------------
         Total deferred charges                               46,925                      45,684
-------------------------------------------------------------------------------------------------
             Total                                          $645,891                   $ 640,779
=================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                             June 30,                December 31,
Capitalization and Liabilities                                1997                       1996

-------------------------------------------------------------------------------------------------


Capitalization (Note 3):
      Common shareholder's equity                           $183,954                   $ 182,293
      Cumulative preferred stock                              12,000                      12,000
      Long-term debt - net                                   231,941                     181,933
-------------------------------------------------------------------------------------------------
            Total capitalization                             427,895                     376,226
-------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks                                   21,500                      69,000
      Long-term debt - current portion                            30                          30
      Accounts payable and other liabilities                  11,367                      17,093
      Customers' deposits                                        297                         300
      Municipal and state taxes accrued                       18,283                      13,887
      Interest accrued                                         2,969                       3,158
      Preferred stock dividends accrued                           59                          59
-------------------------------------------------------------------------------------------------
            Total current liabilities                         54,505                     103,527
-------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                    39,419                      43,636
      Federal income taxes                                    75,324                      73,950
      Unamortized investment tax credits                       8,162                       8,245
      Accumulated postretirement benefits                      3,824                       3,596
-------------------------------------------------------------------------------------------------
            Total deferred credits                           126,729                     129,427
-------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                          36,762                      31,599
-------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
-------------------------------------------------------------------------------------------------
                Total                                       $645,891                   $ 640,779
=================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)
                                                            June 30,                      December 31,
                                                              1997                         1996

-------------------------------------------------------------------------------------------------
Common Shareholder's Equity:
 Common stock without par value, authorized, 10,000,000
  shares, issued 1997 and 1996, 1,974,902 shares            $ 15,741                   $  15,741
 Paid-in capital                                             118,780                     117,457
 Capital stock expense                                          (485)                       (485)
 Retained earnings                                            49,918                      49,580
-------------------------------------------------------------------------------------------------
     Total common shareholder's equity                       183,954                     182,293
-------------------------------------------------------------------------------------------------

Cumulative Preferred Stock
 $100 par value, authorized, 200,000 shares; $5.90 series,
  issued and outstanding, 120,000 shares                      12,000                      12,000

Cumulative Preferred Stock:
 $25 par value, authorized, 500,000 shares; none issued
-------------------------------------------------------------------------------------------------

Long-Term Debt:
 7.20% Debentures, due 2019                                   10,000                      10,000
 7 1/2% Debentures, due 2020                                  15,000                      15,000
 6.60% Debentures, due 2021                                   10,500                      10,500
 6.70% Debentures, due 2021                                   15,000                      15,000
 8 3/4% Debentures, due 2021                                  27,500                      27,500
 8% Debentures, due 2022                                      15,000                      15,000
 5.60% Debentures, due 2025                                   40,000                      40,000
 7 1/4% Debentures, due 2028                                  50,000                      50,000
 Variable Rate Debentures, due 2027                           50,000

 The Mount Holly Water Company:
  Notes Payable (due serially through 2000)                       75                          87
-------------------------------------------------------------------------------------------------
      Total long-term debt                                   233,075                     183,087
   Unamortized discount-net                                   (1,134)                     (1,154)
-------------------------------------------------------------------------------------------------
      Total long-term debt-net                               231,941                     181,933
------------------------------------------------------------------------------------------------
         Total Capitalization                               $427,895                   $ 376,226
=================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                                            Six Months
                                                              Ended
                                                             June 30,                December 31,
                                                              1997                       1996

-------------------------------------------------------------------------------------------------


Common Stock:                                               $ 15,741                   $  15,741
-------------------------------------------------------------------------------------------------

Paid-in Capital:
       Balance at Beginning of Period                        117,457                     112,157
       Capital contributed by parent company                   1,323                       5,300
-------------------------------------------------------------------------------------------------
       Balance at End of Period                              118,780                     117,457
-------------------------------------------------------------------------------------------------

Capital Stock Expense:                                          (485)                       (485)
-------------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                         49,580                      49,272
       Income before preferred stock dividends                 8,747                      16,755
       Dividends on common stock                              (8,004)                    (15,634)
       Dividends on preferred stock                             (405)                       (813)
-------------------------------------------------------------------------------------------------
       Balance at End of Period                               49,918                      49,580
-------------------------------------------------------------------------------------------------

          Total Common Shareholder's Equity                 $183,954                   $ 182,293
=================================================================================================


See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)
                                          Three Months Ended Six Months Ended Twelve Months Ended
                                               June 30,         June 30,          June 30,
                                              1997    1996    1997     1996     1997      1996

-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Income before preferred stock dividend      $  4,862 $ 4,366 $  8,747 $ 7,960 $  17,542 $  17,255
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                 3,035   2,367    6,057   4,711    11,239     9,261
   (Increase) decrease in deferred charges       (149)   (845)    (438) (1,355)      304    (1,097)
   Deferred income taxes and investment tax
    credits-net                                   612     (54)   1,291   1,386     4,758     4,645
   Allowance for funds used during construction   (96) (2,076)    (175) (4,063)   (3,046)   (6,969)
   Other operating activities-net                  42      51      155     (41)      264      (292)
   Change in current assets and current
    liabilities excluding cash, short-term
    investments and current portion of debt:
     Customer and other accounts receivable     (418)   (384)    (718)  1,054    (1,554)   (2,910)
     Unbilled revenues                        (1,446) (1,063)  (1,311)   (934)   (2,289)      (44)
     Accounts payable and other liabilities      195    (348)  (5,729) (4,582)     (782)    2,078
     Accrued/prepaid interest and taxes       (1,773) (2,468)   3,850   1,608       287       131
     Other                                        76      49      187     229      (175)      (86)
-------------------------------------------------------------------------------------------------
  Net cash provided by operating activities    4,940    (405)  11,916   5,973    26,548    21,972
-------------------------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities:
 Capital contributed by parent company           823   2,313    1,323   2,890     3,733     6,385
 Proceed from issuance of debentures          50,000           50,000            50,000    40,000
 Debt and preferred stock issuance and
  amortization costs                            (866)    104     (761)    170      (535)      502
 Repayment of long-term debt                      (8)     (8)     (12)    (15)      (27)      (33)
 Contributions and advances for
   construction-net                              711     867      946   1,804     1,663     3,039
 Net increase in notes payable - banks       (47,500) 14,000  (47,500) 19,000   (24,500)   12,000
 Dividends paid on common stock and
  preferred stock                             (4,196) (4,071)  (8,358) (8,105)  (16,595)  (16,069)
-------------------------------------------------------------------------------------------------
  Net cash provided by financing activities   (1,036) 13,205   (4,362) 15,744    13,739    45,824
-------------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding
  allowance for funds used during
  construction)                               (3,316) (12,457) (6,782) (24,005) (37,902)  (67,830)
--------------------------------------------------------------------------------------------------
  Cash used for investing activities          (3,316) (12,457) (6,782) (24,005) (37,902)  (67,830)
-------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               588     343      772  (2,288)    2,385       (34)
Cash and Cash Equivalents at
  Beginning of Period                          3,306   1,166    3,122   3,797     1,509     1,543
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period  $  3,894 $ 1,509 $  3,894 $ 1,509 $   3,894 $   1,509
=================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)$  5,047 $ 2,779 $  8,529 $ 5,530 $  11,480 $   8,162
       Income taxes                        $  -0-   $   950 $  -0-   $ 1,348 $   4,375 $   4,451
       Preferred stock dividends           $    177 $   177 $    354 $   354 $     708 $     708

See Notes to Consolidated Financial Statements.

                                              -12-

                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION
       E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) (See Note 9) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

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

 3.  CAPITALIZATION
     E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $1.3 million from the DRP proceeds of $3.5 million to Elizabethtown for the six months ended June 30, 1997. The remaining $2.9 million of DRP proceeds were used to partially finance a 20-year contract (the Edison Contract) to operate the water system owned by the Township of Edison (See Note 9).

4.   LONG-TERM DEBT
     On June 4, 1997, Elizabethtown issued a total of $50.0 million of 30-year Variable Rate Dedentures (Debentures), $25.0 million of Series A and $25.0 million of Series B, through the New Jersey Economic Development Authority. The proceeds were used to repay $50.0 million of balances outstanding under the Compan's revolving credit agreement. The Debentures are remarketed on a weekly basis at which time the interest rates on each issue are subject to change. The rates in effect as of June 30, 1997 were 4.10% for Series A and 3.90% for Series B.

5.   LINES OF CREDIT
      On July 25, 1997, Elizabethtown terminated its committed revolving credit agreement (Agreement). The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially finance Elizabethtown's capital program. Elizabethtown replaced the Agreement with $50.0 million of uncommitted lines of credit. E'town Corporation has $5.0 million of uncommitted lines of credit and has borrowings outstanding under these lines of $5.0 million as of June 30, 1997. These balances were incurred to partially finance the Edison contract described below. The above lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock by E'town are expected to be sufficient to finance the Corporation's capital needs.

6.   EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents, which reflect the assumption that all stock options are exercised. Fully diluted earnings per share assume both the conversion of the
      6 3/4% Convertible Subordinated Debentures and the common stock equivalents. Reference is made to Exhibit 11 for the computations of earnings per share.

7.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utililty Property and Other Investments at June 30, 1997 is an investment of $1.3 million ($.2 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

     Also included in Non-utility Property and Other Investments at June 30, 1997 is $12.6 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals were being sought. Based upon independent appraisals received at various times prior to 1996, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1997. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

     One of the real estate parcels was sold in June 1997 for $.4 million, resulting in a gain of less than $.1 million. In July 1997, E'town's Board of Directors approved a plan to accelerate the Corporation's efforts to sell E'town's and Properties' real estate investments.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

8.   REGULATORY MATTERS
     Rates

     Elizabethtown
     On October 25, 1996 Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21.8 million. The rate increase reflects a full allowance for the estimated capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of $101.6 million plus an Allowance for Funds Used During Construction (AFUDC) of $13.5 million.

     On April 21, 1997 Elizabethtown and Mount Holly filed petitions for rate increases, to be effective January 1, 1998, for the recovery of costs associated with Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." The resulting rate increases would reflect recovery over a fifteen year period of amounts previously deferred on the Consolidated Balance Sheets for postretirement benefits since 1993 and prospectively, the difference between the amounts currently recovered in rates and the full SFAS No. 106 expense on an accrual basis. The petitions were filed in connection with a generic stipulation signed by several New Jersey public utilities, as well as the New Jersey Board of Public Utilities and the New Jersey Division of Ratepayer Advocate. The settlement was designed to provide a generic mechanism for New Jersey utilities to recover postretirement costs that have been deferred since the adoption of SFAS 106. The total increases in operating revenues resulting from these petitions are expected to be $.6 million for Elizabethtown and Mount Holly.

      Mount Holly
      In June 1995, Mount Holly petitioned the New Jersey Board of Public Utilities (BPU) for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.6 million. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution
      system.   Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, is currently estimated to cost $16.5 million, excluding AFUDC. Mount Holly has expended $3.0 million on the Mansfield Project as of June 30, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for this project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. On August 5, 1997 Mount Holly settled this matter by entering into an agreement with the other water purveyor and NJDEP. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor until the Mansfield project is placed into service. The other purveyor has agreed to withdraw its objection to the water allocation permit.

9.   EDISON  CONTRACT
     On June 25, 1997 E'town and Edison Water Company
     signed an agreement to operate the water supply system of the Township of Edison for a 20-year period. E'town formed a wholly-owned subsidiary, Edison Water Company, for the purpose of managing the assets and operations of the Edison Township system. The Edison system serves about 11,000 residential, commercial and industrial customers. Under the terms of the Edison Contract Edison Water Company expects to make expenditures of approximately $25.0 million over the 20-year period which, under the terms of the agreement include capital improvements to the water system as well as payments to the Township of Edison. Of this total approximately $14.0 million is expected to be expended in the first three years. An initial payment of $5.7 million was made upon closing.

10.  STOCK-BASED  COMPENSATION
     E'town has a Stock Option (Plan) under
     which options to purchase shares of E'town common stock have been granted to certain officers and other key employees at prices not less than the fair market value at the date of grant. As permitted under SFAS No. 123 the Corporation applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost is recognized for the Plan. In May 1997, options to purchase up to 25,000 shares of common stock at a price of $29.75 were issued. Had compensation cost for this issuance been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method prescribed by SFAS No. 123, the effect on E'town's net income and earnings per share would not be material.

11.  NEW ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board has issued SFAS No. 128, "arnings Per Share,"which is effective for financial statements issued after December 15, 1997. The pronouncement simplifies the calculation of earnings per share in that a calculation of "basic" earnings per share is reported in lieu of primary earnings per share. Basic earnings per share includes only the weighted average number of common shares outstanding for the period and does not consider the dilutive effect of the Corporation's outstanding stock options. There would be no effect on the Corporation's calculation of earnings per share if the pronouncement were applied currently.

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements issued after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the relative materiality of the Corporation's business segments to the consolidated financial statements no additional disclosures would be required.
                                       -16-

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC
(AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at June 30, 1997, and the results of operations for the three, six and twelve months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program
Capital expenditures, primarily for water utility plant, were $6.8 million for the first six months of 1997. Capital expenditures for the three-year period ending December 31, 1999 are estimated to be $140.1 million, of which $125.3 million is for utility plant ($105.8 million for Elizabethtown and $19.5 million for Mount Holly), $14.0 million for Edison Water Company and $.8 million for non-utility expenditures. Elizabethtown's three-year capital program includes $69.3 million for projects of a routine nature. This program also includes $56.0 million of major projects such as new transmission mains, improvements to pumping facilities, construction of a new operations center in the western portion of our service territory and other miscellaneous projects. Mount Holly expects to incur significant capital expenditures later in 1998 and 1999 to construct new water supply, treatment and transmission facilities as discussed below.

To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project is currently estimated to cost $16.5 million, excluding an Allowance for Funds Used During Construction (AFUDC), of which $13.6 million is anticipated to be spent over the next three years. Mount Holly has expended $3.0 million on the Mansfield Project as of June 30, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.

In October 1995, the NJDEP granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. Later that month, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. On August 5, 1997 Mount Holly settled this matter by entering into an agreement with the other water purveyor and NJDEP. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor until the Mansfield project is placed into service. The other purveyor has agreed to withdraw its objection to the water allocation permit.

In June 1995, Mount Holly petitioned the New Jersey Board of Public
Utilities (BPU) for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.6 million. The second phase would recover the cost of the Mansfield project.

On October 25, 1996 Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21.8 million. The rate increase reflects a full allowance for the estimated capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of $101.6 million plus an Allowance for Funds Used During Construction of $13.5 million.


Capital Resources
For the three-year period ending December 31, 1999, Elizabethtown, including Mount Holly, estimates that 57% of its capital expenditures are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of contributions from E'town of the proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively. Standard & Poor's, in 1996, reaffirmed the Company's A rating and upgraded its rating outlook from "negative" to "stable."

Expenditures required for the capital improvements required under the terms of the contract for Edison Water Company are expected to be financed with a combination of capital contributions from E'town of the proceeds from the sale of E'town common stock and, on an interim basis, short-term borrowings. Efforts to fund expenditures of Edison Water Company with longer-term debt are in progress.

On June 4, 1997, Elizabethtown to issued $50.0 million of tax-exempt Variable Debentures through the NJEDA. The proceeds of the issue were used to repay amounts outstanding under the revolving credit agreement discussed below.

In July 1997, Elizabethtown terminated its revolving credit agreement (Agreement). The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially fund Elizabethtown's capital program. Elizabethtown has replaced the Agreement with $50.0 million of uncommitted lines of credit. E'town Corporation has $5.0 million of uncommitted lines of credit. The above lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock by E'town are expected to be sufficient to finance the Corporation's capital needs.

RESULTS OF OPERATIONS

Net Income for the three months ended June 30, 1997 was $4.4 million or $.56 per share as compared to $3.9 million or $.51 per share for the same period in 1996. Net income for the six months ended June 30, 1997 was $7.9 million or $1.00 per share as compared to $7.1 million or $.93 per share for the same period in 1996. Net income for the twelve months ended June 30, 1997 was $15.9 million or $2.03 per share as compared to $15.2 million or $2.02 per share for the same period in 1996. Net income increased for the three, six and twelve month periods primarily due to higher revenues related to an increase in rates for Elizabethtown effective October 1996. This increase in revenues was offset somewhat by increases in financing and operating costs, primarily related to the Plant.

Operating Revenues increased $5.2 million or 19.1%, $9.6 million or 18.0% and $10.8 million or 9.9% for the three, six and twelve months ended June 30, 1997 compared to the same periods in 1996. These increases resulted from a rate increase of $21.8 million for Elizabethtown in October 1996, which accounted for $5.3 million, $10.3 million and $14.3 million of the increases in operating revenues for the three, six and twelve month periods, respectively. These increases were somewhat offset however, by decreases in revenues for all three periods from lower water consumption.

The decreases in revenues from reduced water consumption for the three, six and twelve month periods were $.1 million, less than $.1 million and $2.0 million respectively, for residential customers. The decreases due to consumption were $.1 million, $.8 million and $1.7 million, respectively, for wholesale customers and $.1 million, $.4 million and $.5 million, respectively, for large industrial customers.

Operations Expenses increased $.7 million or 6.6%, $.9 million or 4.0% and $1.1 million or 2.4% for the three, six and twelve months ended June 30, 1997, respectively, over the comparable periods in 1996. These increases are attributable primarily to the costs resulting from operation of the Plant, which went into service in October 1996. Such costs are reflected in Elizabethtown's rate increase that become effective in October 1996.

Maintenance Expenses increased $.1 million or 7.6%, $.1 million or 4.0% and decreased less than $.1 million or .2% for the three, six and twelve months ended June 30, 1997, respectively, over and from the comparable 1996 amounts due to minor changes in maintenance activities during those periods.

Depreciation Expense increased $.7 million or 28.2% $1.3 million or 28.6% and $2.0 million or 21.4% for the three, six and twelve month periods ended June 30, 1997, compared to the same periods in 1996. The increases were due primarily to a higher level of depreciable plant in service, of which the predominant portion was related to the Plant. Elizabethtown's October 1996 rate increase reflected a full allowance for the depreciation expense associated with the Plant.

Revenue Taxes increased $.6 million, or 18.2%, $1.2 million or 17.7% and $1.3 million or 9.3% for the three and twelve month periods ended June 30, 1997, compared to the same periods in 1996 based upon the increases in operating revenues, as discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses changed by insignificant amounts for the three, six and twelve month periods ended June 30, 1997, compared to the same periods in 1996.

Federal Income Taxes as a component of operating expenses increased $.6 million or 35.5%, $1.2 million or 37.8% and $.7 million or 9.4% for the three, six and twelve month periods ended June 30, 1997 compared to the comparable periods in 1996 due to the changes in the components of taxable income discussed herein.

Other Income (Expense) decreased $.7 million or 79.3%, $1.4 million or 84.9% and $1.4 million or 48.1% for the three, six and twelve month periods ended June 30, 1997 compared to the same periods in 1996. These decreases are due primarily to the reduction in AFUDC, the largest portion of which was recorded while the Plant was under construction. These decreases were offset by the decreases in associated federal income taxes.

Total Interest Charges increased $1.3 million or 42.0%, $2.7 million or 44.6% and $3.9 million or 32.1% for the three, six and nine month periods ended June 30,1997 compared to the same periods in 1996 due primarily to a reduction in the debt component of AFUDC. This reduction in AFUDC was related to the completion of the Plant in October 1996. This increase in total interest charges was further affected by an increase in short-term borrowings incurred under the revolving credit agreement to finance the construction of Elizabethtown's ongoing capital program, the predominant portion of which was the Plant.

ECONOMIC OUTLOOK

Forward Looking Information
Information in this report includes certain forward looking statements within the meaning of the Federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance, natural disasters and other claims or assessments made upon the Corporation.

E'town Corporation and Subsidiaries
Consolidated earnings for E'town for the next several years are expected to be determined by (i) Elizabethtown's ability to increase sales and to further control operating expenses through improved productivity, (ii) Mount Holly's, and later Elizabethtow's, ability to obtain adequate and timely rate relief in connection with future utility plant additions and, to a lesser degree,
(iii) the ability of E'town to generate returns from its unregulated businesses and (iv) the ability of E'town and Properties to generate returns from the sale of their real estate for purposes of reinvestment in water and wastewater businesses. In light of stronger financial results in the second quarter from record water consumption since mid-June, management believes that its original goal to increase earnings per share by approximately 15% for 1997 is still attainable. This expectation assumes normal water consumption patterns in the fall and winter of 1997 as well as the absence of adverse conditions which could occur as noted in the description of forward looking information detailed above.

Elizabethtown and Subsidiary - Regulated Utilities
On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This will result in an increase in annual
operating revenues of $21.8 million.     Elizabethtown, excluding Mount
Holly, earned a rate of return on common equity of 9.0% in 1996. Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown expects to close this gap between its earned return on common equity in 1996 and its authorized return. This again assumes normal water consumption patterns in the fall and winter of 1997. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts, as well as rate relief later in that year.

Mount Holly earned a rate of return on common equity of 3.5% in 1996, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1996. Management expects Mount Holly to increase its contribution to E'town's earnings per share by obtaining additional rate relief upon the completion of Mount Holly's Mansfield project for recovery of the costs of that and other projects. Such rate relief should also enable Mount Holly to realize rates of return more in line with authorized levels.

E'town and Properties
The activities of E'town and Properties are not regulated by the BPU.

E'town
On June 25, 1997 E'town and Edison Water Company signed an agreement to operate the water supply system of the Township of Edison for a 20-year period. The Edison system serves about 11,000 residential, commercial and industrial customers. Under the terms of the contract Edison Water Company expects to make expenditures of approximately $25.0 million over the 20-year period. Of this total approximately $14.0 million is expected to be expended in the first three years. An initial payment of $5.7 million was made upon closing. E'town expects to realize a return on its investment in the project comparable to that realized by E'town's regulated utility operations. The earnings effect is expected to be small during the first few years and is expected to increase after year five.

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

Included in Non-Utility Property and Other Investments at June 30, 1997 is an investment of $1.3 million ($.2 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

Properties
E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.6 million in Non-Utility Property and Other Investments - Net in the Consolidated Balance Sheets of E'town at June 30, 1997.

The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed.

One of the parcels was sold in June 1997 for $.4 million at a gain of less than $.1 million. Based on independent appraisals received at various times prior to 1996, management believes that the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1997. In July 1997, E'town's Board of Directors approved a plan to accelerate the Corporation's efforts to sell E'town's and Properties' real estate investments. E'town expects to reinvest the net sale proceeds into water and wastewater investments in efforts to yield a current return.

'town will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals, when appropriate, and of its investment in SEGS based on information provided by SEGS management.

New  Accounting  Pronouncements
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The pronouncement simplifies the calculation of earnings per share in that a calculation of "basic" earnings per share is reported in lieu of primary earnings per share. Basic earnings per share includes only the weighted average number of common shares outstanding for the period and does not consider the dilutive effect of the Corporatio's outstanding stock options. There would be no effect on the Corporation's calculation of earnings per share if the pronouncement were applied currently.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Informatio" which is effective for financial statements issued after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the relative materiality of the Corporation's business segments to the consolidated financial statements no additional disclosures would be required.

PART II - OTHER INFORMATION

Items 1 - 5:

      Nothing to Report.

Item 6(a) - Exhibits***

   Exhibits to Part I:

      Exhibit 10(a)-Contract between Edison Water Company, E'town Corporation and the Township of Edison to Operate The Water System of the Township of Edison, New Jersey dated as of June 25, 1997

      Exhibit 10(b)-Contract between Elizabethtown Water Company and the
                    Township of Edison to Provide Water on a Wholesale Basis

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

Item 6(b) - Reports on Form 8-K


                None





         ***Pursuant to Paragraph (b) (4) (iii) (A) of Item 601 of
            Regulation S-K Elizabethtown has not filed as an exhibit to this Form 10-Q certain instruments with respect to long-ter debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Elizabethtown and its subsidiar on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

                              E'TOWN CORPORATION

                     ELIZABETHTOWN WATER COMPANY

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1997

                                    E'TOWN CORPORATION
                                    ELIZABETHTOWN WATER COMPANY




                                    /s/ Gail P. Brady
                                    Gail P. Brady
                                    Treasurer




                                    /s/ Dennis W. Doll
                                    Dennis W. Doll
                                    Controller