Form 10-Q
period 1997-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1997-11-13
CIK 764403, 32379

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       September 30, 1997
 E'town Corporation (without par value)            7,969,748
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            17

PART II - OTHER INFORMATION                                            23

      Items 1 - 5                                                      23

      Item 6 (a) - Exhibits                                            23
             (b) - Reports on Form 8-K                                 23

      SIGNATURES                                                       24

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
         (Unaudited)
                                           Three Months Ended  Nine Months Ended  Twelve Months Ended
                                             September 30,       September 30,       September 30,
                                            1997     1996      1997       1996      1997       1996

------------------------------------------------------------------------------------------------------

Operating Revenues                       $  38,643 $ 28,173 $  101,227 $  81,197 $ 130,439  $ 106,868
------------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 12,627   11,207     35,399    33,105    47,101     44,331
  Maintenance                                1,521    1,284      4,744     4,381     6,222      5,742
  Depreciation                               3,118    2,385      9,175     7,096    11,972      9,393
  Revenue taxes                              4,794    3,558     12,637    10,224    16,233     13,441
  Real estate, payroll and other taxes         773      771      2,430     2,427     2,955      3,140
  Federal income taxes                       4,034    1,990      8,270     5,064     9,997      6,516
------------------------------------------------------------------------------------------------------
        Total operating expenses            26,867   21,195     72,655    62,297    94,480     82,563
------------------------------------------------------------------------------------------------------
Operating Income                            11,776    6,978     28,572    18,900    35,959     24,305
------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                65    1,155        163     3,370       518      4,287
  Federal income taxes                         (44)    (466)      (176)   (1,348)     (398)    (1,747)
  Other - net                                   60      175        342       481       621        771
------------------------------------------------------------------------------------------------------
        Total other income (expense)            81      864        329     2,503       741      3,311
------------------------------------------------------------------------------------------------------
Total Operating and Other Income            11,857    7,842     28,901    21,403    36,700     27,616
------------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                 3,861    3,451     10,896    10,354    14,342     13,356
  Other interest expense - net                 372      753      2,144     1,719     3,069      2,516
  Capitalized interest                        (131)  (1,116)      (371)   (3,117)     (778)    (3,951)
  Amortization of debt discount and expense-net 98       97        294       290       399        379
------------------------------------------------------------------------------------------------------

        Total interest charges               4,200    3,185     12,963     9,246    17,032     12,300
------------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                             7,657    4,657     15,938    12,157    19,668     15,316
Preferred Stock Dividends                      203      203        609       609       813        813
------------------------------------------------------------------------------------------------------
Net Income                               $   7,454 $  4,454 $   15,329 $  11,548 $  18,855  $  14,503
======================================================================================================

Earnings Per Share of Common Stock:
------------------------------------------------------------------------------------------------------
      Primary                            $     .93.$    .58 $     1.94 $    1.51 $    2.39  $    1.91
      Fully Diluted                      $     .92.$    .57 $     1.92 $    1.50 $    2.37  $    1.90
------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
------------------------------------------------------------------------------------------------------
      Primary                                7,984    7,709      7,910     7,642     7,875      7,608
      Fully Diluted                          8,267    8,000      8,195     7,934     8,161      7,901
------------------------------------------------------------------------------------------------------

Dividends Paid Per Common Share          $     .51 $    .51 $     1.53 $    1.53 $    2.04  $    2.04
======================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
        (In Thousands)
                                                            September 30,                 December 31,
                                                                 1997                        1996
Assets                                                       (Unaudited)

------------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:
   Utility plant in service                                 $  662,198                     $  654,713
   Construction work in progress                                16,463                          7,994
------------------------------------------------------------------------------------------------------
         Total utility plant                                   678,661                        662,707
   Less accumulated depreciation and amortization              111,696                        102,683
------------------------------------------------------------------------------------------------------
         Utility plant-net                                     566,965                        560,024
------------------------------------------------------------------------------------------------------


Non-utility Property and Other
   Investments - Net                                            19,796                         14,113
------------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                     3,146                          3,228
   Short-term investments                                           31                             31
   Customer and other accounts receivable
    (less reserve: 1997, $826, 1996, $566)                      20,342                         16,187
   Unbilled revenues                                            12,095                          9,356
   Materials and supplies-at average cost                        1,939                          2,045
   Prepaid insurance, taxes, other                               1,152                          3,918
------------------------------------------------------------------------------------------------------
         Total current assets                                   38,705                         34,765
------------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                       765                          1,064
   Unamortized debt and preferred stock expenses                10,208                          9,508
   Taxes recoverable through future rates                       30,435                         30,435
   Postretirement benefit expense                                3,677                          3,478
   Other unamortized expenses                                    3,126                          1,820
------------------------------------------------------------------------------------------------------
         Total deferred charges                                 48,211                         46,305
------------------------------------------------------------------------------------------------------
             Total                                          $  673,677                     $  655,207
======================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                (In Thousands)

                                                            September 30,                 December 31,
                                                                 1997                         1996
Capitalization and Liabilities                               (Unaudited)

------------------------------------------------------------------------------------------------------


Capitalization (Note 3):

      Common shareholders' equity                           $  192,300                     $  183,512
      Cumulative preferred stock                                12,000                         12,000
      Long-term debt - net                                     243,299                        193,481
------------------------------------------------------------------------------------------------------
            Total capitalization                               447,599                        388,993
------------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks (Note 5)                            28,000                         69,000
      Long-term debt - current portion                              30                             30
      Accounts payable and other liabilities                    12,201                         16,197
      Customers' deposits                                          309                            300
      Municipal and state taxes accrued                         12,410                         13,887
      Federal income taxes accrued                                  38
      Interest accrued                                           4,518                          3,483
      Preferred stock dividends accrued                             59                             59
------------------------------------------------------------------------------------------------------
            Total current liabilities                           57,565                        102,956
------------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                      38,884                         43,636
      Federal income taxes                                      77,961                         75,942
      State income taxes                                           185                            185
      Unamortized investment tax credits                         8,110                          8,245
      Accumulated postretirement benefits                        4,165                          3,651
------------------------------------------------------------------------------------------------------
            Total deferred credits                             129,305                        131,659
------------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                            39,208                         31,599
------------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
------------------------------------------------------------------------------------------------------
                Total                                       $  673,677                     $  655,207
======================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
    (In Thousands Except Share Amounts)

                                                           September 30,                  December 31,
                                                                 1997                          1996
                                                             (Unaudited)

------------------------------------------------------------------------------------------------------
 E'town Corporation:
     Common Shareholders' Equity:
        Common stock without par value, authorized,
        15,000,000 shares, issued 1997, 8,000,800
        shares; 1996, 7,807,751 shares                      $  151,349                     $  145,660
        Paid-in capital                                          1,315                          1,315
        Capital stock expense                                   (5,160)                        (5,160)
        Retained earnings                                       45,710                         42,434
        Less cost of treasury stock; 1997, 31,052
         shares; 1996, 25(914)shares                              (737)
------------------------------------------------------------------------------------------------------
            Total common shareholders' equity                  192,300                        183,512
------------------------------------------------------------------------------------------------------

 Elizabethtown Water Company:
     Cumulative Preferred Stock
        $100 par value, authorized, 200,000 shares; $5.90
        series, issued and outstanding, 120,000 shares          12,000                         12,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000 shares; none issued
------------------------------------------------------------------------------------------------------

 Long-Term Debt (Note 4):
       E'town Corporation:
          6 3/4% Convertible Subordinated Debentures, due 2012  11,354                         11,548

       Elizabethtown Water Company:
          7.20% Debentures, due 2019                            10,000                         10,000
          7 1/2% Debentures, due 2020                           15,000                         15,000
          6.60% Debentures, due 2021                            10,500                         10,500
          6.70% Debentures, due 2021                            15,000                         15,000
          8 3/4% Debentures, due 2021                           27,500                         27,500
          8% Debentures, due 2022                               15,000                         15,000
          5.60% Debentures, due 2025                            40,000                         40,000
          7 1/4% Debentures, due 2028                           50,000                         50,000
          Variable Rate Debentures, due 2027                    50,000

  The Mount Holly Water Company:
          Notes Payable (due serially through 2000)                 68                             87
------------------------------------------------------------------------------------------------------
              Total long-term debt                             244,422                        194,635
          Unamortized discount-net                              (1,123)                        (1,154)
------------------------------------------------------------------------------------------------------
              Total long-term debt-net                         243,299                        193,481
------------------------------------------------------------------------------------------------------
                 Total Capitalization                       $  447,599                     $  388,993
======================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
 (In Thousands Except Share Amounts)

                                                             September 30,               December 31,
                                                                 1997                        1996
                                                             (Unaudited)

------------------------------------------------------------------------------------------------------


Common Stock:
       Balance at Beginning of Period                       $  145,660                     $  138,667
       Common stock issued under Dividend Reinvestment
       and Stock Purchase Plan (1997, 177,992 shares;
       1996, 258,673 shares)                                     5,266                          6,993
       Issuance of restricted stock (1997, 4,044 shares)           122
       Exercise of stock options (1997, 11,013 shares)             301
------------------------------------------------------------------------------------------------------
       Balance at End of Period                                151,349                        145,660
------------------------------------------------------------------------------------------------------

Paid-in Capital:                                                 1,315                          1,315
------------------------------------------------------------------------------------------------------

Capital Stock Expense:                                          (5,160)                        (5,160)
------------------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                           42,434                         42,995
       Net Income                                               15,329                         15,073
       Dividends on common stock (1997, $1.53, 1996, $2.04)    (12,053)                       (15,634)
------------------------------------------------------------------------------------------------------
       Balance at End of Period                                 45,710                         42,434
------------------------------------------------------------------------------------------------------

Treasury Stock:
       Balance at Beginning of Period                             (737)                          (737)
       Exercise of stock options (1997, 5,176 shares)             (177)
------------------------------------------------------------------------------------------------------
       Balance at End of Period                                   (914)                          (737)
------------------------------------------------------------------------------------------------------

          Total Common Shareholders' Equity                 $  192,300                     $  183,512
======================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
           (In Thousands)
             (Unaudited)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                    1997       1996

------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                                    $  15,329 $  11,548
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                  9,175      7,096
       (Increase) in deferred charges                                               (1,007)    (1,997)
       Deferred income taxes and investment tax
         credits-net                                                                 1,884      2,082
       Capitalized interest and AFUDC                                                 (534)    (6,487)
       Other operating activities-net                                                  473         35
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                                     (4,155)       295
         Unbilled revenues                                                          (2,739)    (1,143)
         Accounts payable and other liabilities                                     (3,987)    (2,291)
         Accrued/prepaid interest and taxes                                          2,362        (89)
         Other                                                                         104        195
------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  16,905      9,244
------------------------------------------------------------------------------------------------------
Cash Flows Provided by Financing Activities:
    Proceeds from issuance of common stock                                           5,388      5,456
    Proceed from issuance of debentures                                             50,000
    Debt and preferred stock issuance and
      amortization costs                                                              (700)       300
    Repayment of long-term debt                                                       (213)      (205)
    Contributions and advances for construction-net                                  2,857      3,367
    Net (decrease) increase in notes payable - banks                               (41,000)    30,500
    Dividends paid on common stock                                                 (12,053)   (11,678)
------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                  4,279     27,740
------------------------------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
    Utility plant expenditures (excluding allowance
     for funds used during construction)                                           (15,825)   (40,456)
    Purchase of Edison operating contract                                           (5,701)
    Proceeds from sale of land                                                         461
    Development costs of land (excluding
      capitalized interest)                                                           (201)      (183)
------------------------------------------------------------------------------------------------------
         Cash used for investing activities                                        (21,266)   (40,639)
------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                                     (82)    (3,655)
Cash and Cash Equivalents at
  Beginning of Period                                                                3,228      4,925
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           3,146 $    1,270
======================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                                      $  11,639 $    7,984
       Income taxes                                                              $   2,825 $    2,648
       Preferred stock dividends                                                 $     531 $      531

See Notes to Consolidated Financial Statements.

                                            -6-

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
         (In Thousands)
           (Unaudited)
                                           Three Months Ended  Nine Months Ended Twelve Months Ended
                                             September 30,       September 30,        September 30,
                                            1997     1996      1997       1996      1997       1996

------------------------------------------------------------------------------------------------------
Operating Revenues                       $  37,815 $ 28,172 $  100,161 $  81,195 $ 129,324  $ 106,866
------------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 11,575   10,884     33,589    32,358    44,944     43,151
  Maintenance                                1,498    1,284      4,721     4,381     6,199      5,742
  Depreciation                               3,046    2,385      9,103     7,096    11,900      9,393
  Revenue taxes                              4,794    3,558     12,637    10,224    16,233     13,441
  Real estate, payroll and other taxes         756      755      2,373     2,375     2,867      3,059
  Federal income taxes                       4,220    2,160      8,739     5,480    10,619      7,047
------------------------------------------------------------------------------------------------------
        Total operating expenses            25,889   21,026     71,162    61,914    92,762     81,833
------------------------------------------------------------------------------------------------------
Operating Income                            11,926    7,146     28,999    19,281    36,562     25,033
------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                65    1,155        163     3,370       518      4,287
  Federal income taxes                         (33)    (443)      (134)   (1,315)     (281)    (1,645)
  Other - net                                   27      111        219       387       284        413
------------------------------------------------------------------------------------------------------
        Total other income (expense)            59      823        248     2,442       521      3,055
------------------------------------------------------------------------------------------------------
Total Operating and Other Income            11,985    7,969     29,247    21,723    37,083     28,088
------------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                 3,671    3,252     10,318     9,759    13,570     12,570
  Other interest expense - net                 293      753      2,060     1,714     2,986      2,368
  Allowance for funds used during construction (50)  (1,035)      (127)   (2,884)     (452)    (3,641)
  Amortization of debt discount and expense-net 89       88        267       264       365        345
------------------------------------------------------------------------------------------------------
        Total interest charges               4,003    3,058     12,518     8,853    16,469     11,642
------------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends      7,982    4,911     16,729    12,870    20,614     16,446
Preferred Stock Dividends                      203      203        609       609       813        813
------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK      $   7,779 $  4,708 $   16,120 $  12,261 $  19,801  $  15,633
======================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
        (In Thousands)
                                                            September 30,                 December 31,
                                                                 1997                          1996
Assets                                                       (Unaudited)

------------------------------------------------------------------------------------------------------


Utility Plant-At Original Cost:
   Utility plant in service                                 $  662,197                     $  654,713
   Construction work in progress                                16,212                          7,994
------------------------------------------------------------------------------------------------------
         Total utility plant                                   678,409                        662,707
   Less accumulated depreciation and amortization              111,696                        102,683
------------------------------------------------------------------------------------------------------
         Utility plant-net                                     566,713                        560,024
------------------------------------------------------------------------------------------------------


Non-utility Property                                                80                             81
------------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                     1,866                          3,122
   Customer and other accounts receivable
    (less reserve: 1997, $826, 1996, $566)                      19,236                         16,725
   Unbilled revenues                                            11,224                          9,356
   Materials and supplies-at average cost                        1,939                          2,045
   Prepaid insurance, taxes, other                               1,152                          3,742
------------------------------------------------------------------------------------------------------
         Total current assets                                   35,417                         34,990
------------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                       765                          1,064
   Unamortized debt and preferred stock expenses                 9,715                          8,989
   Taxes recoverable through future rates                       30,435                         30,435
   Postretirement benefit expense                                3,677                          3,564
   Other unamortized expenses                                    3,018                          1,632
------------------------------------------------------------------------------------------------------
         Total deferred charges                                 47,610                         45,684
------------------------------------------------------------------------------------------------------
             Total                                          $  649,820                     $  640,779
======================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
         (In Thousands)
                                                             September 30,                December 31,
Capitalization and Liabilities                                   1997                         1996
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------


Capitalization (Note 3):
      Common shareholder's equity                           $  187,684                     $  182,293
      Cumulative preferred stock                                12,000                         12,000
      Long-term debt - net                                     231,945                        181,933
------------------------------------------------------------------------------------------------------
            Total capitalization                               431,629                        376,226
------------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks                                     23,000                         69,000
      Long-term debt - current portion                              30                             30
      Accounts payable and other liabilities                    11,248                         17,093
      Customers' deposits                                          296                            300
      Municipal and state taxes accrued                         12,411                         13,887
      Federal income taxes accrued                                 595
      Interest accrued                                           4,374                          3,158
      Preferred stock dividends accrued                             59                             59
------------------------------------------------------------------------------------------------------
            Total current liabilities                           52,013                        103,527
------------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                      38,884                         43,636
      Federal income taxes                                      75,975                         73,950
      Unamortized investment tax credits                         8,110                          8,245
      Accumulated postretirement benefits                        4,001                          3,596
------------------------------------------------------------------------------------------------------
            Total deferred credits                             126,970                        129,427
------------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                            39,208                         31,599
------------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
------------------------------------------------------------------------------------------------------
                Total                                       $  649,820                     $  640,779
======================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
             (In Thousands)
                                                             September 30,                December 31,
                                                                 1997                         1996
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------

     Common Shareholder's Equity:
        Common stock without par value, authorized,
        10,000,000 shares, issued 1997 and 1996,
        1,974,902 shares                                    $   15,741                     $   15,741
        Paid-in capital                                        118,780                        117,457
        Capital stock expense                                     (485)                          (485)
        Retained earnings                                       53,648                         49,580
------------------------------------------------------------------------------------------------------
            Total common shareholder's equity                  187,684                        182,293
------------------------------------------------------------------------------------------------------

     Cumulative Preferred Stock
        $100 par value, authorized, 200,000 shares; $5.90
        series, issued and outstanding, 120,000 shares          12,000                         12,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000 shares; none issued
------------------------------------------------------------------------------------------------------

 Long-Term Debt:
          7.20% Debentures, due 2019                            10,000                         10,000
          7 1/2% Debentures, due 2020                           15,000                         15,000
          6.60% Debentures, due 2021                            10,500                         10,500
          6.70% Debentures, due 2021                            15,000                         15,000
          8 3/4% Debentures, due 2021                           27,500                         27,500
          8% Debentures, due 2022                               15,000                         15,000
          5.60% Debentures, due 2025                            40,000                         40,000
          7 1/4% Debentures, due 2028                           50,000                         50,000
         Variable Rate Debentures, due 2027                     50,000

  The Mount Holly Water Company:
          Notes Payable (due serially through 2000)                 68                             87
------------------------------------------------------------------------------------------------------
              Total long-term debt                             233,068                        183,087
          Unamortized discount-net                              (1,123)                        (1,154)
------------------------------------------------------------------------------------------------------
              Total long-term debt-net                         231,945                        181,933
------------------------------------------------------------------------------------------------------
                 Total Capitalization                       $  431,629                     $  376,226
======================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (In Thousands)

                                                             Nine Months
                                                                Ended                   Year Ended
                                                             September 30,              December 31,
                                                                 1997                       1996
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------


Common Stock:                                               $   15,741                     $   15,741
------------------------------------------------------------------------------------------------------

Paid-in Capital:
       Balance at Beginning of Period                          117,457                        112,157
       Capital contributed by parent company                     1,323                          5,300
------------------------------------------------------------------------------------------------------
       Balance at End of Period                                118,780                        117,457
------------------------------------------------------------------------------------------------------

Capital Stock Expense:                                            (485)                          (485)
------------------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                           49,580                         49,272
       Income before preferred stock dividends                  16,729                         16,755
       Dividends on common stock                               (12,053)                       (15,634)
       Dividends on preferred stock                               (608)                          (813)
------------------------------------------------------------------------------------------------------
       Balance at End of Period                                 53,648                         49,580
------------------------------------------------------------------------------------------------------

          Total Common Shareholder's Equity                 $  187,684                     $  182,293
======================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
            (In Thousands)
              (Unaudited)
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                    1997       1996

------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Income before preferred stock dividends                                       $  16,729  $  12,870
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                  9,103      7,096
       (Increase) in deferred charges                                               (1,087)    (2,025)
       Deferred income taxes and investment tax
         credits-net                                                                 1,890      2,082
       Allowance for funds used during construction                                   (290)    (6,253)
       Other operating activities-net                                                  248        (57)
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                                     (2,511)     2,003
         Unbilled revenues                                                          (1,868)    (1,143)
         Accounts payable and other liabilities                                     (5,849)    (2,334)
         Accrued/prepaid interest and taxes                                          2,925        (45)
         Other                                                                         104        193
------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  19,394     12,387
------------------------------------------------------------------------------------------------------

Cash Flows (Used) and Provided by Financing Activities:
    Capital contributed by parent company                                            1,323      3,332
    Proceed from issuance of debentures                                             50,000
    Debt and preferred stock issuance and
      amortization costs                                                              (726)       274
    Repayment of long-term debt                                                        (19)       (23)
    Contributions and advances for construction-net                                  2,857      3,367
    Net increase in notes payable - banks                                          (46,000)    30,500
    Dividends paid on common stock and preferred stock                             (12,584)   (12,209)
------------------------------------------------------------------------------------------------------
          Net cash (used) and provided by financing activities                      (5,149)    25,241
------------------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
    Utility plant expenditures (excluding allowance
     for funds used during construction)                                           (15,501)   (40,456)

------------------------------------------------------------------------------------------------------
         Cash used for investing activities                                        (15,501)   (40,456)
------------------------------------------------------------------------------------------------------
Net (Decrease)  in Cash and
  Cash Equivalents                                                                  (1,256)    (2,828)
Cash and Cash Equivalents at
  Beginning of Period                                                                3,122      3,797
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $   1,866 $      969
======================================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                                      $  11,038 $    7,419
       Income taxes                                                              $   2,825 $    2,648
       Preferred stock dividends                                                 $     531 $      531

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

 3.  CAPITALIZATION
     E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $1.3 million from the DRP proceeds of $5.3 million to Elizabethtown for the nine months ended September 30, 1997. The remaining $4.0 million of DRP proceeds were used to partially finance Edison Water Company's operation of the water system of the Township of Edison (See Note 9).

4.   LONG-TERM DEBT
     On June 4, 1997, Elizabethtown issued a total of $50.0 million of 30-year Variable Rate Debentures (Debentures), $25.0 million of Series A and $25.0 million of Series B, to evidence a like amount of Variable Rate Notes issued through the New Jersey Economic Development Authority (NJEDA). The proceeds were used to repay $50.0 million of balances outstanding under the Company's revolving credit agreement. The NJEDA Notes are remarketed on a weekly basis at which time the interest rates on each issue are subject to change. The rates in effect as of September 30, 1997 were 3.75% for Series A and 3.65% for Series B.

5.   LINES OF CREDIT
      On July 25, 1997, Elizabethtown terminated its committed revolving credit agreement (Agreement). The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially finance Elizabethtown's capital program. Elizabethtown replaced the Agreement with $75.0 million of uncommitted lines of credit and has borrowings outstanding under these lines of $23.0 million as of September 30, 1997. E'town Corporation has $5.0 million of uncommitted lines of credit and has borrowings outstanding under these lines of $5.0 million as of September 30, 1997. The above lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock and issuances of short- and long-term debt by E'town, are expected to be sufficient to finance the Corporation's capital needs.

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

7.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utililty Property and Other Investments at September 30, 1997 is an investment of $1.3 million ($.2 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

     Also included in Non-utility Property and Other Investments at September 30, 1997 is $12.8 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals were being sought. Based upon independent appraisals received at various times prior to 1996, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1997. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

     One of the real estate parcels was sold in June 1997 for $.4 million, resulting in a gain of less than $.1 million. E'town and Properties are assessing their position with regard to the remaining real estate investments.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

8.   REGULATORY MATTERS
     Rates

     Elizabethtown
     On October 25, 1996, Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21.8 million. The rate increase reflects a full allowance for the capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of $101.6 million plus an Allowance for Funds Used During Construction (AFUDC) of $13.5 million.

     On April 21, 1997, Elizabethtown and Mount Holly filed petitions for rate increases, to be effective January 1, 1998, for the recovery of costs associated with Statement of Financial Accounting Standards (SFAS) No. 106 "Employers" Accounting For Postretirement Benefits Other Than Pensions. The resulting rate increases would reflect recovery over a fifteen year period of amounts previously deferred on the Consolidated Balance Sheets for postretirement benefits since 1993 and prospectively, the difference between the amounts currently recovered in rates and the full SFAS No. 106 expense on an accrual basis. The petitions were filed in connection with a generic stipulation signed by several New Jersey public utilities, as well as the New Jersey Board of Public Utilities and the New Jersey Division of Ratepayer Advocate. The settlement was designed to provide a generic mechanism for New Jersey utilities to recover postretirement costs that have been deferred since the adoption of SFAS No. 106. The total increases in annual operating revenues resulting from these petitions are expected to be $.4 million for Elizabethtown and Mount Holly.

      Mount Holly
      In June 1995, Mount Holly petitioned the New Jersey Board of Public Utilities (BPU) for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.6 million. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution
      system.   Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, had been originally estimated to cost $16.5 million, excluding AFUDC. Mount Holly has expended $3.0 million on the Mansfield Project as of September 30, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for this project. On October 20, 1995, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. On August 5, 1997, Mount Holly settled this matter by entering into an agreement with the other water purveyor and NJDEP. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period to include the later of two years or the date the Mansfield project is placed into service. Purchases are expected to begin approximately January 1998 or at such date as the other purveyor has installed the facilities necessary to effect the transfer of water to the Mount Holly distribution system. The other purveyor has withdrawn its objection to the water allocation permit.

      As a result of the settlement agreement Mount Holly expects to continue with its plan to construct the Mansfield Project subject to an acknowledgement by the BPU and the parties to Mount Holly's last rate case of the need for the Mansfield Project. This acknowledgement should also indicate that the Mansfield Project is the most cost-effective alternative for Mount Holly to meet the State restrictions on well water diversions.

      On September 23, 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water expected to be purchased from the purveyor under the settlement agreement discussed above. The petition requests an increase in annual operating revenues of approximately $1.3 million or 40.3%. Mount Holly has requested deferred accounting treatment, in its PWAC petition, for the cost of the purchased water until such time as the rate increase under the PWAC becomes effective. This methodology would ensure that the recording of the revenues under the PWAC petition would coincide with the recording of the purchased water expenses under the settlement agreement.

      Mount Holly also expects to petition the BPU in the fourth quarter of 1997 for an increase in base rates resulting from increases in construction, operating and financing costs incurred since Mount Holly's last rate increase in January 1996. A decision would be expected by the third quarter of 1998.

      Mount Holly expects to file a separate rate case for the cost of the Mansfield Project to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor. This rate case would replace the second phase of Mount Holly's June 1995 rate request discussed above.

9.    EDISON CONTRACT
      On June 25, 1997, E'town and Edison Water Company signed an agreement to operate the water supply system of the Township of Edison for a 20-year period. E'town formed a wholly-owned subsidiary, Edison Water Company, for the purpose of managing the assets and operations of the Edison Township system. The Edison system serves about 11,000 residential, commercial and industrial customers. Under the terms of the Edison Contract, Edison Water Company expects to make expenditures of approximately $25.0 million over the 20-year period which, under the terms of the agreement include capital improvements to the water system as well as payments to the Township of Edison. Of this total approximately $14.0 million is expected to be expended in the first three years. An initial payment of $5.7 million was made upon closing.

10.   STOCK-BASED COMPENSATION
      E'town has a Stock Option (Plan) under which options to purchase shares of E'town common stock have been granted to certain officers and other key employees at prices not less than the fair market value at the date of grant. As permitted under SFAS No. 123, the Corporation applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost is recognized for the Plan. In May 1997, options to purchase up to 25,000 shares of common stock at a price of $29.75 were issued. Had compensation cost for this issuance been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method prescribed by SFAS No. 123, the effect on E'town's net income and earnings per share would not be material.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for 1996. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at September 30, 1997, and the results of operations for the three, nine and twelve months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program
Capital expenditures, primarily for water utility plant, were $15.8 million for the first nine months of 1997. Capital expenditures for the three-year period ending December 31, 1999 are estimated to be $140.1 million, of which $125.3 million is for utility plant ($105.8 million for Elizabethtown and $19.5 million for Mount Holly), $14.0 million for Edison Water Company and $.8 million for non-utility expenditures. Elizabethtown's three-year capital program includes $69.3 million for projects of a routine nature. This program also includes $56.0 million of major projects such as new transmission mains, improvements to pumping facilities, construction of a new operations center in the western portion of our service territory and other miscellaneous projects. Mount Holly expects to incur significant capital expenditures later in 1998 and 1999 to construct new water supply, treatment and transmission facilities as discussed below.

To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation requires Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received approval from the New Jersey Department of Environmental Protection (NJDEP) for its plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer, and to treat the water and pump it into the Mount Holly system. This is referred to as the Mansfield Project. The project was originally estimated to cost $16.5 million, excluding an Allowance for Funds Used During Construction (AFUDC), of which $13.6 million is anticipated to be spent over the next three years. Mount Holly has expended $3.0 million on the Mansfield Project as of September 30, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and wells have been drilled and can produce the required supply.

In October 1995, the NJDEP granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. Later that month, another water purveyor requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. On August 5, 1997 Mount Holly settled this matter by entering into an agreement with the other water purveyor and NJDEP. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period of two years or until the Mansfield project is placed into service. The other purveyor has withdrawn its objection to the water allocation permit.

On September 23, 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water expected to be purchased from another purveyor under the settlement agreement discussed above. The petition requests an increase in annual operating revenues of approximately $1.3 million or 40.3%. Mount Holly has requested deferred accounting treatment, in its PWAC petition, for the cost of the purchased water until such time as the rate increase under the PWAC becomes effective. This methodology would ensure that the recording of the revenues under the PWAC petition would coincide with the recording of the purchased water expenses under the settlement agreement.

Mount Holly also expects to petition the BPU in the fourth quarter of 1997 for an increase in base rates resulting from increases in construction, operating and financing costs incurred since Mount Holly's last rate increase in January 1996. A decision is expected by the third quarter of 1998.

Mount Holly expects to file a separate rate case for the cost of the Mansfield Project to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

On October 25, 1996, Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21.8 million. The rate increase reflects a full allowance for the estimated capital cost as well as a full allowance for the operating costs of the Canal Road Water Treatment Plant (Plant). The Plant was placed in service on October 24, 1996 for a cost of $101.6 million plus an Allowance for Funds Used During Construction of $13.5 million.


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

On June 4, 1997, Elizabethtown issued $50.0 million of 30-year Variable Rate Debentures to evidence a like amount of Variable Rate Notes issued through the NJEDA. The proceeds of the issue were used to repay amounts outstanding under the revolving credit agreement discussed below.

In July 1997, Elizabethtown terminated its revolving credit agreement (Agreement). The Agreement was executed in 1994 to provide up to $60.0 million in revolving short-term financing to partially fund Elizabethtown's capital program. Elizabethtown has replaced the Agreement with $75.0 million of uncommitted lines of credit of which $23.0 million is outstanding as of September 30, 1997. E'town Corporation has $5.0 million of uncommitted lines of credit. The above lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock and issuances of short- and long-term debt by E'town are expected to be sufficient to finance the Corporation's capital needs.

RESULTS OF OPERATIONS

Net Income for the three months ended September 30, 1997 was $7.5 million or $.93 per share as compared to $4.5 million or $.58 per share for the same period in 1996. Net income for the nine months ended September 30, 1997 was $15.3 million or $1.94 per share as compared to $11.5 million or $1.51 per share for the same period in 1996. Net income for the twelve months ended September 30, 1997 was $18.9 million or $2.39 per share as compared to $14.5 million or $1.91 per share for the same period in 1996. Net income increased for the three, nine and twelve month periods primarily due to higher revenues related to an increase in rates for Elizabethtown effective October 1996 in addition to increases in water consumption in Elizabethtown's residential customer class. This increase in revenues was offset somewhat by increases in financing and operating costs, primarily related to the Plant.

Operating Revenues increased $10.5 million or 37.2%, $20.0 million or 24.7% and $23.6 million or 22.1% for the three, nine and twelve months ended September 30, 1997 compared to the same periods in 1996. These increases resulted primarily from a rate increase of $21.8 million in annual revenues for Elizabethtown in October 1996, which accounted for $6.1 million, $16.4 million and $20.2 million of the increases for the three, nine and twelve month periods, respectively. The remainder of the increases in operating revenues are primarily the result of increased water consumption by Elizabethtown's residential customers due to unusually warm, dry weather in the third quarter of 1997. Edison Water Company contributed $.7 million to the revenue increases for the three, nine and twelve month periods due to the assumption by E'town of the operations of that system in July 1997.

Operation Expenses increased $1.4 million or 12.7%, $2.3 million or 6.9% and $2.8 million or 6.2% for the three, nine and twelve months ended September 30, 1997, respectively, over the comparable periods in 1996. The increases for the third quarter are attributable primarily to higher variable costs associated with increases in water consumption. The increases for the nine and twelve month periods are primarily attributable to the operation of the Plant, which went into service in October 1996. Such costs are reflected in Elizabethtown's rate increase that became effective in October 1996.

Maintenance Expenses increased $.2 million or 18.5%, $.4 million or 8.3% and $.5 million or 8.4% for the three, nine and twelve months ended September 30, 1997, respectively, over the comparable 1996 amounts. These increases are primarily due to the timing of various preventive maintenance activities during those periods, a portion of which relate to the Plant.

Depreciation Expense increased $.7 million or 30.7% $2.1 million or 29.3% and $2.6 million or 27.5% for the three, nine and twelve month periods ended September 30, 1997, compared to the same periods in 1996. The increases were due primarily to a higher level of depreciable plant in service, of which the predominant portion was related to the Plant.

Revenue Taxes increased $1.2 million, or 34.7%, $2.4 million or 23.6% and $2.8 million or 20.8% for the three, nine and twelve month periods ended September 30, 1997, compared to the same periods in 1996 based upon the increases in operating revenues, as discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses changed by insignificant amounts for the three and nine month periods and decreased $.2 million or 5.9% for the twelve month period ended September 30, 1997, compared to the same periods in 1996.

Federal Income Taxes as a component of operating expenses increased $2.0 million or 102.7%, $3.2 million or 63.3% and $3.5 million or 53.4% for the three, nine and twelve month periods ended September 30, 1997 compared to the comparable periods in 1996 due to the changes in the components of taxable income discussed herein.

Other Income (Expense) decreased $.8 million or 90.6%, $2.2 million or 86.9% and $2.6 million or 77.6% for the three, nine and twelve month periods ended September 30, 1997 compared to the same periods in 1996. These decreases are due primarily to the reduction in AFUDC, the largest portion of which was recorded while the Plant was under construction. These decreases were offset by the decreases in associated federal income taxes.

Total Interest Charges increased $1.0 million or 31.9%, $3.7 million or 40.2% and $4.7 million or 38.5% for the three, nine and twelve month periods ended September 30,1997 compared to the same periods in 1996 due primarily to a reduction in the debt component of AFUDC. This reduction in AFUDC was related to the completion of the Plant in October 1996. This increase in total interest charges was further affected by a net increase in short-term borrowings previously incurred under the revolving credit agreement to finance the construction of Elizabethtown's ongoing capital program, the predominant portion of which was the Plant. A portion of these borrowings were refinanced with long-term debt in June 1997 (see Capital Resources). Interest expense also increased due to borrowings by E'town to finance expenditures under the Edison Contract.

ECONOMIC OUTLOOK

Forward Looking Information
Information in this report includes certain forward looking statements within the meaning of the Federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance and other claims or assessments made upon the Corporation.

E'town Corporation and Subsidiaries
Consolidated earnings for E'town for the next several years are expected to be determined by (i) Elizabethtown's ability to increase sales and to further control operating expenses through improved productivity, (ii) Mount Holly's and, in the future, Elizabethtown's, ability to obtain adequate and timely rate relief in connection with future utility plant additions and, to a lesser degree, (iii) the ability of E'town to generate returns from its unregulated businesses and (iv) the ability of E'town and Properties to generate returns from the sale of their real estate for purposes of reinvestment in water and wastewater businesses. In light of strong financial results in the second and third quarters, management believes that its original goal to increase earnings per share by approximately 15% for 1997 is conservative. This expectation assumes normal water consumption patterns for the fall and winter of 1997 as well as the absence of adverse conditions which could occur as noted in the description of forward looking information detailed above.

Elizabethtown and Subsidiary - Regulated Utilities
On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This is resulting in an increase in
annual operating revenues of $21.8 million.     Elizabethtown, excluding
Mount Holly, earned a rate of return on common equity of 9.0% in 1996. Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown expects to close this gap between its earned return on common equity in 1996 and its authorized return. This again assumes normal water consumption patterns in the fall and winter of 1997. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts, as well as rate relief later in that year.

Mount Holly earned a rate of return on common equity of 3.5% in 1996, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1996. Management expects Mount Holly to increase its contribution to E'town's earnings per share by obtaining additional rate relief as discussed below. Such rate relief should also enable Mount Holly to realize rates of return more in line with authorized levels.

Mount Holly
In June 1995, Mount Holly petitioned the New Jersey Board of Public Utilities
(BPU) for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.6 million. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with recent state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project, referred to as the Mansfield project, had been originally estimated to cost $16.5 million, excluding AFUDC. Mount Holly has expended $3.0 million on the Mansfield Project as of September 30, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. On October 5, 1995, the New Jersey Department of Environmental Protection (NJDEP) granted Mount Holly a water allocation permit for four wells that are to be the water
supply for this project. On October 20, 1995, another water   purveyor
requested of the NJDEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. On August 5, 1997, Mount Holly settled this matter by entering into an agreement with the other water purveyor and NJDEP. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period to include the later of two years or the date the Mansfield project is placed into service. Purchases are expected to begin approximately January 1998 or at such date as the other purveyor has installed the facilities necessary to effect the transfer of water to the Mount Holly distribution system. The other purveyor has withdrawn its objection to the water allocation permit.

As a result of the settlement agreement, Mount Holly expects to continue with its plan to construct the Mansfield Project subject to an acknowledgement by the BPU and the parties to Mount Holly's last rate case of the need for the Mansfield Project. This acknowledgement should also indicate that the Mansfield Project is the most cost-effective alternative for Mount Holly to meet the State restrictions on well water diversions. (See Liquidity and Capital Resources above, for a discussion of rate issues associated with the settlement agreement for the water allocation permit as well as rate issues for other increases in costs).

E'town and Properties
The activities of E'town and Properties are not regulated by the BPU.

E'town
On June 25, 1997, E'town and Edison Water Company signed an agreement to operate the water supply system of the Township of Edison for a 20-year period. The Edison system serves about 11,000 residential, commercial and industrial customers. Under the terms of the contract Edison Water Company expects to make expenditures of approximately $25.0 million over the 20-year period. Of this total approximately $14.0 million is expected to be expended in the first three years. An initial payment of $5.7 million was made upon closing. E'town expects to realize a return on its investment in the project comparable to that realized by E'town's regulated utility operations. The earnings effect is expected to be small during the first few years and is expected to increase after year five.

In order to form AWM, in 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater General Partnership (AWG) a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. AWM has been pursuing opportunities to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities for municipal and corporate clients, primarily in New Jersey. E'town has agreed to provide capital contributions to AWM of up to $.5 million to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG has been providing the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time. E'town formed AWM to expand its range of services to include wastewater, particularly to the smaller communities that surround the franchise areas of Elizabethtown and Mount Holly.

Included in Non-Utility Property and Other Investments at September 30, 1997 is an investment of $1.3 million ($.2 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

Properties
E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.8 million in Non-Utility Property and Other Investments - Net in the Consolidated Balance Sheets of E'town at September 30, 1997.

The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought.

One of the parcels was sold in June 1997 for $.4 million at a gain of less than $.1 million. Based on independent appraisals received at various times prior to 1996, management believes that the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1997. E'town and Properties are assessing their position with regard to the remaining real estate investments. E'town expects to reinvest the net proceeds of any sale into water and wastewater investments in efforts to yield a current return.

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

PART II - OTHER INFORMATION

Items 1 - 5:

      Nothing to Report.

Item 6(a) - Exhibits

   Exhibits to Part I:

      Exhibit 4(i) - Indenture dated as of June 1, 1997 from Elizabethtown
                     Water Company to The Bank of New York, Trustee, relating to Variable Rate Demand Debentures, due 2027 (Series B)

      Exhibit 4(j) - Indenture dated as of June 1, 1997 from Elizabethtown
                     Water Company to The Bank of New York, Trustee, relating to Variable Rate Demand Debentures, due 2027 (Series A)

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


Date: November 13, 1997

                                    E'TOWN CORPORATION
                                    ELIZABETHTOWN WATER COMPANY



                                    /s/ Gail P. Brady
                                    ________________________________
                                    Gail P. Brady
                                    Treasurer



                                    /s/ Dennis W. Doll
                                    ________________________________
                                    Dennis W. Doll
                                    Controller