Form 10-K
period 1997-12-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1998-03-27
CIK 764403, 32379

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
     (Mark One)
     [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997
                                          OR
     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

On December 31, 1997, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $324,901,247.

On December 31, 1997, there were 8,022,253 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of E'town Corporation.

Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1997.
Part III incorporates information by reference from the definitive Proxy Statement in connection with E'town Corporation's Annual Meeting of Shareholders to be held on May 21, 1998.

                         E'TOWN CORPORATION
                     ELIZABETHTOWN WATER COMPANY
                   1997 ANNUAL REPORT ON FORM 10-K
                          TABLE OF CONTENTS
 PART I                                                             Page
     Item 1. Business                                                  1
             Organization                                              1
             Service Area and Customers                                1
              Water Supply                                             2
             Water Treatment Facilities and Water Quality Regulations  3
             Transmission and Distribution                             4
             Energy Supply                                             4
             Environmental Matters                                     5
             Franchises                                                5
             Employee Relations                                        5
             Rate Matters                                              5
             Real Estate Matters                                       6
             Other Developments                                        6
             Executive Officers of the Corporation and Elizabethtown   8
     Item 2. Properties                                                8
     Item 3. Legal Proceedings                                         8
     Item 4. Submission of Matters to a Vote of Security Holders       8

 PART II
     Item 5. Market for the Corporation's Common Stock and Related
              Stockholder Matters                                      9
     Item 6. Selected Financial Data                                  10
     Item 7. Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations          11
     Item 8. Financial Statements and Supplementary Data              16
     Item 9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     16

 PART III
     Item 10.Directors and Executive Officers of the Registrant       16
     Item 11.Executive Compensation                                   16
     Item 12.Security Ownership of Certain Beneficial Owners
              and Management                                          16
     Item 13.Certain Relationships and Related Transactions           16

 PART IV
     Item 14.Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                             16

     SIGNATURES                                                       18

     APPENDIX I
        Elizabethtown Water Company and Subsidiary Consolidated
         Financial Statements for the Years Ended December 31, 1997, 1996 and 1995 and Independent Auditors' Report

                              E'TOWN CORPORATION
                           ELIZABETHTOWN WATER COMPANY
                          Annual Report on Form 10-K
                     For the year ended December 31, 1997

                                    PART I
ITEM 1.   Business
ORGANIZATION

     E'town Corporation (E'town or Corporation) was originally incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings. E'town also owns a 65% interest in Applied Watershed Management, LLC (AWM). AWM is a joint venture formed in 1995 to pursue opportunities in water and wastewater facilities for corporate and municipal clients. Edison Water Company (Edison) is a wholly owned, non-regulated subsidiary of E'town formed in July 1997 to operate the water system of the Township of Edison, New Jersey under a 20-year operating contract.

    Elizabethtown, Mount Holly and Edison are engaged in the distribution of water for domestic, commercial, industrial and fire protection purposes and for resale by other water companies and public bodies. Elizabethtown and Mount Holly are public utilities and are regulated by the New Jersey Board of Public Utilities (BPU).

    Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Elizabethtown owns all of the common stock of Mount Holly, which contributed 3% of the Company's consolidated operating revenues for 1997.

 SERVICE AREA AND CUSTOMERS

     At December 31, 1997 Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers served through 200,320 meters in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in the central part of New Jersey.

    Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of eight additional municipalities with their own retail water systems and of three other investor-owned water companies. Water for fire protection service is provided to 53 municipalities and also to commercial and industrial establishments.

   Edison serves 11,200 customers under its contract to operate the water system of the Township of Edison, New Jersey.

   The operating revenues of Elizabethtown, Mount Holly and Edison by major classification of customer for the twelve months ending December 31, 1997 are as follows:

                General customers                        65.8%
                Sales to other systems                   15.0%
                Larger industrial customers               6.3%
                Fire protection service/miscellaneous    12.9%

          The water systems are substantially all metered except for fire service.

          Additional operating statistics appear on page 10.

WATER SUPPLY

     The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1997, Elizabethtown's pumpage averaged 131.4 million gallons per day (MGD) and Mount Holly's pumpage averaged 3.7 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current needs of their customers. Mount Holly plans to construct additional facilities, as discussed below, to augment its water supplies.

    In 1997, surface water sources supplied approximately 89% of Elizabethtown's supply with wells supplying the remaining 11%. All of Mount Holly's water is produced from wells although beginning in March 1998, 1.0 million gallons per day is being purchased by Mount Holly from another purveyor on a temporary basis from surface sources (see below).

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

   Mount Holly has historically obtained all of its water from wells drilled into an aquifer, which has been subject to over-pumping. The State adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly designed a project to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. Management believes that this project (the "Mansfield Project") is the most cost effective method for Mount Holly to comply with the State's regulations.

    By September 1995, Mount Holly had obtained all New Jersey Department of Environmental Protection (DEP) approvals for the Mansfield Project and was ready to start construction when a regional purveyor appealed the granting of Mount Holly's permits for the project. Under an August 1997 settlement among Mount Holly, the DEP and the regional purveyor, Mount Holly will purchase 1 million gallons per day from the regional purveyor for two years while the Mansfield Project is being constructed. Purchases began during March of 1998, after completion of an interconnection.

    Mount Holly is taking the steps necessary to recover in rates both the costs of purchased water and the costs of the Mansfield Project. First, Mount Holly filed a petition with the Board of Public Utilities (BPU) for a Purchased Water Adjustment Clause (PWAC) to recover the costs of purchased water through rates. The PWAC filing requests an increase in annual operating revenues of approximately $1.34 million or 40.3%. Second, Mount Holly and the parties to Mount Holly's 1995 base rate case are participating before the BPU in a proceeding to clarify the need for, and the cost-effectiveness of, the Mansfield Project as the method for Mount Holly to comply with the states restrictions on diversions from the aquifer. In addition, Mount Holly will file a base rate case during the second quarter of 1998 to recover a portion of the costs of the Mansfield Project, estimated at $7.3 million, as well as $6.0 million in additions to utility plant since Mount Holly's base rates were last adjusted in January 1996. Finally, Mount Holly intends to file a base rate case in 1999 for the remaining costs of the Mansfield Project, estimated to amount to $11.3 million, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

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

    Both the United States Environmental Protection Agency (EPA) and the DEP regulate the operation of Elizabethtown's and Mount Holly's water treatment and distribution systems and the quality of the water Elizabethtown and Mount Holly deliver to their customers. Currently, Elizabethtown and Mount Holly believe they are in compliance, in all material respects, with all present federal and state water quality standards, including all regulations promulgated to date by the EPA pursuant to the Federal Safe Drinking Water Act, as amended (SDWA), and by the DEP pursuant to similar state legislation. Elizabethtown has included certain capital projects in its three-year capital expenditure plans which it anticipates will be necessary to comply with regulations that have been proposed by the EPA and DEP. Recovery of the financing and operating costs of such improvements, plus those costs for any additional projects which cannot be foreseen at this time, will be requested in rates.

    Elizabethtown has responded in recent years to water quality regulations promulgated by DEP and the EPA by replacing groundwater supplies with increased supplies of surface water. The Company expects this trend to continue because it is preferable from the standpoint of operational efficiency and cost to modify treatment processes and facilities at one or two large plants than to constantly upgrade treatment facilities at multiple well sites.

Water Quality Regulations
    As required by the SDWA, the EPA has established maximum contaminant levels (MCLs) for various substances found in drinking water. As authorized by similar state legislation, the DEP has set MCLs for certain substances which are more restrictive than the MCLs set by the EPA. In certain cases, the EPA and DEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The DEP is also the USEPA's agent for enforcing the SDWA in New Jersey and, in that capacity, monitors the activities of Elizabethtown and Mount Holly and reviews the results of water quality tests performed by Elizabethtown and Mount Holly for adherence to applicable regulations. Regulations generally applicable to water utilities, including Elizabethtown and Mount Holly, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the MCLs proposed for radionuclides and the Surface Water Treatment Rule (SWTR).

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

     The Canal Road Water Treatment Plant has been designed and is being operated for compliance with the SWTR.

TRANSMISSION AND DISTRIBUTION

     As of December 31, 1997, Elizabethtown Water Company's transmission and distribution system included 2,926 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or prestressed concrete pipe. Elizabethtown conducts an ongoing program to clean and line its older cast iron mains the cost of which is capitalized and has been included in rate base in stipulations settling recent rate cases.

    On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures and initiates plans to construct pumping, transmission and storage facilities as needed.

ENERGY SUPPLY

     Elizabethtown pumps most of its water with electric power purchased from two major electric utilities. The Company has replaced certain electric pumps with natural gas-fired pumps over the last several years to reduce energy costs. Elizabethtown also has other diesel powered pumping and generating facilities at its major treatment plants and at certain transfer stations to provide basic service during possible electrical shortages. Elizabethtown has not, to date, experienced any shortage of electric energy, natural gas or diesel fuel to operate its pumps and has cooperated with its electric suppliers during their peak periods by operating non-electrical pumping facilities upon request.

ENVIRONMENTAL MATTERS

     Elizabethtown and Mount Holly are also subject to regulation by the DEP with respect to water supply plans and specifications for the construction, improvement, alteration and operation of public water supply systems and with respect to the quality of any residuals from treatment plants.
     As a normal by-product of treating surface water, Elizabethtown's existing surface water treatment plants generate silt removed from untreated river water plus residue from chemicals used in the treatment process. Historically, Elizabethtown had disposed of this material in landfills. As a result of revised regulations governing landfills, Elizabethtown has been reusing this material on site for flood protection and is presently removing some material off-site for beneficial reuse.

     Under New Jersey law, environmental matters are addressed by the DEP before diversion allowances or other water supply projects are authorized. To date, Elizabethtown has been able to construct all plant facilities and obtain all diversion authorizations necessary to maintain customer service. Mount Holly has also been able to construct all facilities and obtain all diversion authorizations including the diversion permit for the Mansfield Project discussed previously.

FRANCHISES

    The property and franchises of Elizabethtown and Mount Holly are subject to rights of eminent domain of the State of New Jersey. These rights have been delegated by statutes now in effect to municipalities or groups of municipalities and have been or may be delegated to various public agencies. No such rights of eminent domain have been exercised since 1931.

EMPLOYEE RELATIONS

     As of December 31, 1997, the Corporation had a total of 399 full-time employees, of which approximately half were covered by union contracts. The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.) were renegotiated on February 1, 1996 and will expire on January 31, 1999. The contract provided for wage increases of 4% on February 1, 1996, 1997 and 1998, respectively.
        The Company considers relations with both union and non-union employees to be satisfactory.

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

Elizabethtown
       On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This resulted in an increase in annual operating revenues of approximately $21.8 million. The rate increase reflected a full allowance for the estimated capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Elizabethtown, excluding Mount Holly, earned a rate of return on common equity of 11.0% in 1997. Elizabethtown's authorized rate of return on common equity is currently 11.25%.

Mount Holly
   Mount Holly earned a rate of return on common equity of 2.8% in 1997, compared to an authorized rate of return of 11.25%, established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1997. Management expects Mount Holly to increase its contribution to E'town's earnings per share later in 1998 and into 1999 upon receipt of additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels. See "Water Supply," above for further discussion of Mount Holly's pending rate issues.

 REAL ESTATE MATTERS

    E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.8 million in Non-Utility Property and Other Investments - Net, in the Consolidated Balance Sheets of E'town at December 31, 1997. E'town and Properties are proceeding with plans to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

    Properties sold one parcel in 1997 for a price of $.4 million. The sale produced a nominal gain. Properties had previously entered into a contract to sell another parcel to a developer. The parties expected that the contract would close prior to December 31, 1996, but the developer was unable to obtain the required municipal approvals. The contract has been extended and all the material issues appear to have been resolved. Properties expects several closings during 1998, including the parcel described above which, if consummated, would result in gains.

    The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of December 31, 1997.

OTHER DEVELOPMENTS

    Effective July 1, 1997, E'town, through its Edison Water Company subsidiary, commenced operation of Edison Township's 11,200 customer water system under a 20-year contract. E'town paid the township $5.7 million at closing and expects to spend $5.4 million over the next three years to upgrade the system, primarily for new meters and main cleaning and lining. Edison Water Company receives all revenues from the township's system (pursuant to a rate schedule set forth in the contract), pays all operating expenses, and retains the balance to amortize its investment and earn a return on its capital. Edison Water Company expects to realize a return on its capital in an amount similar to that currently earned by E'town's regulated operations. Contributions to earnings will be small for the first five years and then will increase as rate increases specified in the contract take effect.

    E'town continues to pursue opportunities to operate municipal water and wastewater systems under long-term contract, primarily in New Jersey. While each opportunity is unique, such endeavors generally require 'town to make payments to the municipality and to invest capital to upgrade the utility systems within the first several years of the contract. Like Edison, E'town seeks to realize rates of return in these contracts comparable to levels earned by E'town's regulated utility businesses.

    E'town is negotiating with the city of Elizabeth, New Jersey to operate its water and wastewater systems under 40- and 20-year contracts, respectively. These contracts, if successfully negotiated, would require a $20.0 million payment at closing and expenditures of $26.2 million during the first three years. E'town would contract with a firm experienced in managing large wastewater facilities for the wastewater portion of the services to be provided.

    On March 6, 1998, E'town exercised an option to acquire Applied Wastewater Group (AWG), its joint venture partner for the past three years, in a $7.0 million stock-for-stock transaction, and is expected to close the transaction in the second quarter of 1998. AWG designs, builds and operates wastewater treatment plants. E'town intends to offer "one-stop shopping" for water and wastewater services to residential and commercial developers. These services include the design, financing, construction and operation of water and wastewater facilities, and, in some instances, purchase of the utilities at project build-out, thereby adding to E'town's regulated utility customer base. Based on AW's results in 1997, E'town expects the acquisition to add modestly to E'town's earnings per share in 1998.

    On January 1, 1997, AWM commenced a three-year contract to operate the wastewater collection and treatment facilities owned by Environmental Disposal Corporation (EDC), which serves portions of Bedminster, Far Hills, and Peapack-Gladstone. AWM is also providing the billing and customer inquiry services.

Executive Officers of the Corporation and Elizabethtown

      Name                Age             Positions Held



Anne Evans Estabrook      53        Chairman of the Corporation since May 1997.
                                    Vice President of the Corporation since
                                    September 1987. Owner of the Elberon
                                    Development Co., (a real estate holding
                                    company) and President of David 0. Evans,
                                    Inc.(a construction company).

Andrew M. Chapman         42        President of the Corporation since May
                                    1997, Chief Financial Officer of the
                                    Corporation from August 1989 until May 1997 and Treasurer of the Corporation from November 1990 to May 1997. President of
                                    Elizabethtown since January 1996 and
                                    Executive Vice President of Elizabethtown from May 1994 to December 1995. He served as Senior Vice President of Elizabethtown from April 1993 to May 1994, Chief Financial
                                    Officer of Elizabethtown from November 1990 to December 1995 and Treasurer of Elizabethtown from August 1989 to May 1994.


Walter M. Braswell        48        Secretary of the Corporation, Properties and
                                    Elizabethtown since December 1990
                                    and Vice President and General Counsel
                                    of Elizabethtown since August 1988.

Norbert Wagner            62        Senior Vice President-Operations of
                                    Elizabethtown since May 1992. Vice
                                    President-Operations since March 1987.

Edward F. Cash            62        Vice President - Customer Services of
                                    Elizabethtown since 1977.

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

Item 6.  Selected Financial Data
                                 E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                            Elizabethtown Water Company

                                  1997     1996      1995     1994      1993
------------------------------------------------------------------------------
Utility Plant (Thousands)
     Utility Plant - net       $ 572,785 $560,024  $507,858 $437,456  $373,293
     Construction Expenditures
        (excluding AFUDC)        24,612   55,125    73,789    69,981   32,517
     Total Assets                646,318  640,779   580,808  502,848   437,405
Capitalization (Thousands)
     Shareholder's Equity        193,354  182,293   176,685  151,624   125,765
     Preferred Stock              12,000   12,000    12,000    12,000   12,000
     Debt (1)                    249,974  250,963   208,952  164,951   141,952
     Total Capitalization      $ 455,328 $445,256  $397,637 $328,575  $279,717
Capitalization Ratios
     Common Stock                    42%      41%       44%       46%      45%
     Preferred Stock                  3%       3%        3%        4%       4%
     Debt (1)                        55%      56%       53%       50%      51%

Earnings Applicable to
  Common Stock (Thousands)     $ 20,092  $15,942   $16,512   $13,369  $13,783

Operating Statistics
     Revenues (Thousands)
     General Customers         $ 85,195  $68,797   $67,455   $62,923  $63,100
     Other Water Systems         21,900   18,929    18,720    18,082   17,187
     Industrial Wholesale         8,451    7,869     7,947     7,458    6,652
     Fire Service/Miscellaneous  16,242   14,763    14,276    13,570   13,057
     Total Revenues            $ 131,788 $110,358 $108,398  $102,033  $99,996

Water Sales - Millions of Gallons (mg)
     General Customers           24,333   22,890    23,999    23,551   23,883
     Other Water Systems         14,504   15,049    15,569    15,691   15,109
     Industrial Wholesale         3,533    3,567     3,673     3,568    3,213
     System Use and Unaccounted Fo6,948    6,444     6,402     6,570    5,453
     Total Water Sales           49,318   47,950    49,643    49,380   47,658
System Delivery by Source - mg
     Surface                     42,585   41,485    42,646    42,534   40,742
     Wells                        6,689    6,328     6,764     6,690    6,776
     Purchased                       44      137       233       156      140
     Total System Delivery       49,318   47,950    49,643    49,380   47,658
Millions of Gallons Pumped:
     Average Day                    135      131       136       135      131
     Maximum Day                    205      170       183       182      191
General Information
     Meters in Service           200,320  197,791   195,375  191,622   188,677
     Miles of Main                 2,926    2,899     2,869     2,828    2,800
     Fire Hydrants Served         16,228   16,012    15,650    15,291   14,909

==============================================================================
(1) Includes long-term debt, notes payable and long-term debt-current portion.

 Item 7.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                  Elizabethtown Water Company and Subsidiary

The water utility operations of Elizabethtown Water Company (Elizabethtown or Company) and its subsidiary, The Mount Holly Water Company (Mount Holly), presently constitute the major portion of E'town Corporation (E'town or Corporation), assets and earnings. Elizabethtown and Mount Holly are regulated water companies which, as a consolidated entity are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). Mount Holly contributed about 3% of the Company's consolidated operating revenues for 1997. The following analysis sets forth significant events affecting the financial condition of Elizabethtown at December 31, 1997, and the results of operations for the years ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program
In 1997, capital expenditures were $24.6 million, primarily for water utility plant. For the three years ending December 31, 2000, capital and investment requirements for Elizabethtown are estimated to be $134.6 million, consisting of expenditures for water utility plant ($112.7 million for Elizabethtown and $21.9 million for Mount Holly).

Elizabethtown
 While Elizabethtown's projected capital outlays have dropped from recent years now that the Canal Road Wate Treatment Plant (Plant) is completed, Elizabethtown's facilities will continue to be upgraded and expanded to handle customer growth. Elizabethtown's three-year capital program includes $62.0 million for routine projects (services, hydrants and main extensions not funded by developers) and $50.7 million for transmission system upgrades, a new operations center and other projects. Elizabethtown expects to file for rate relief periodically to ensure that such costs are adequately reflected in rates. (See Economic Outlook.)

Mount Holly
During the next three years, Mount Holly expects to spend $21.9 million, primarily for an additional supply source to comply with state regulations designed to prevent further depletion of a local aquifer. Mount Holly plans to file for rate relief to recover these costs, as well as to increase the rates of return realized by Mount Holly and, therefore, Mount Holly's contribution to E'town's earnings per share.

Mount Holly obtains all of its water from wells drilled into an aquifer, which has been subject to over-pumping. The State adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly designed a project to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. Management believes that this project (the "Mansfield Project") is the most cost effective method for Mount Holly to comply with the state's regulations.

By September 1995, Mount Holly had obtained all New Jersey Department of Environmental Protection (DEP) approvals for the Mansfield Project and was ready to start construction when a regional purveyor appealed the granting of Mount Holly's permits. Under an August 1997 settlement among Mount Holly, the

DEP and the regional purveyor, Mount Holly will purchase 1 million gallons per day from the regional purveyor for two years while the Mansfield Project is being constructed. Purchases began in March of 1998, after completion of an interconnection.

Mount Holly is taking the steps necessary to recover in rates both the costs of purchased water and the Mansfield Project. First, Mount Holly filed a petition with the Board of Public Utilities (BPU) for a Purchased Water Adjustment Clause (PWAC) to recover through rates the cost of purchased water. The PWAC filing requests an increase in annual operating revenues of $1.34 million or 40.3%. Second, Mount Holly and the parties to Mount Holly's 1995 base rate case are participating before the BPU in a proceeding to reaffirm that the Mansfield Project is needed and is the most cost effective method for Mount Holly to comply with the states restrictions on diversions from the aquifer. In addition, Mount Holly will file a base rate case during the second quarter of 1998 to recover a portion of the remaining costs of the Mansfield Project, estimated at $7.2 million, as well as $6.0 million in additions to utility plant since Mount Holly's base rates were last adjusted in January 1996. Finally, Mount Holly intends to file a base rate case in 1999 for the remaining costs of the Mansfield Project, estimated to amount to $11.3 million, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

Capital Resources
During 1997, Elizabethtown Water Company financed 75.2% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under a revolving credit agreement, short-term borrowings under lines of credit, proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase Plan) and long-term New Jersey Economic Development Authority (NJEDA) Bonds.

For the three-year period ending December 31, 2000, E'town estimates that 48.6% of its currently projected capital expenditures and investments are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debt, proceeds of tax-exempt NJEDA bonds, long-term notes and short-term borrowings. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's and Mount Holly's major projects during the next three years and the Mansfield Project. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. Mount Holly has applied to the DEP State Revolving Fund Program for low interest funding (approximately 3% to 3.5%) for the Mansfield Project. Elizabethtown's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

In June 1997, Elizabethtown issued $50.0 million of tax-exempt Variable Rate Demand Notes through the NJEDA. The proceeds of the issue were used to repay amounts outstanding under the Company's revolving credit agreement, which expired in July 1997.

RESULTS OF OPERATIONS
Net Income for 1997 was $20.1 million as compared to $15.9 million for 1996. The increase in net income and earnings per share is attributable to the $21.8 million rate increase for the new Plant in October 1996, which was offset by the operating and financing costs of the Plant. Net income also increased $1.4 million, primarily due to variations in the weather, specifically the dry summer of 1997, as compared to the wet summer of 1996.

Net Income for 1996 was $15.9 million as compared to $16.5 million for 1995. The most significant factor contributing to the decrease in net income was a reduction in revenues due to reduced outdoor water consumption in 1996, compared to 1995.

Operating Revenues increased $21.4 million or 19.4% in 1997 over the comparable 1996 amount. The increase is primarily comprised of $17.7 million from a rate increase for Elizabethtown, effective October 1996 and $3.1 million from increased water consumption. The increase in water consumption is primarily due to the dry summer of 1997.

Operating Revenues increased $2.0 million or 1.8% in 1996 over the comparable 1995 amount. The increase in total revenues was comprised of rate increases for Elizabethtown and Mount Holly of $3.9 million and $.5 million, respectively, which were offset by a decrease in water consumption due to unusually cool, wet summer weather in 1996. The reduction in water consumption accounted for a decrease in revenues of $2.4 million.

Operation Expenses increased $1.6 million or 3.6% in 1997 over the comparable 1996 amount. Increases resulting from variable costs associated with the increase in water consumption totaled $.3 million. Labor costs increased $.6 million. The remainder of the increase is attributable to various items, including operating costs for the Plant, information technology and other administrative costs.

Operation Expenses increased $.6 million or 1.3% in 1996 over the comparable 1995 amount. Operation expenses decreased $.4 million for certain variable expenses asscociated with lower water consumption. The successful implementation of an energy conservation program in the second quarter of 1996 at the Raritan-Millstone Plant reduced energy costs by $.8 million. The success of various safety programs resulted in a decrease in workers' compensation premiums of $.3 million. These decreases were offset by increased labor costs of $1.6 million.

Maintenance Expenses increased $.7 million or 11.8% in 1997 over the comparable 1996 amount. This increase is primarily attributable to costs associated with the maintenance of the Plant. The increase also includes $.4 million related to the costs of determining the most cost-effective method for disposing of byproducts (waste residuals) generated from the water treatment process at the Raritan-Millstone Plant.

Maintenance Expenses increased $.1 million or .9% in 1996 over the comparable 1995 amount. Elizabethtown had begun to substantially realize the benefits of various preventive maintenance programs and operating efficiencies instituted in 1996 and prior years.

Depreciation Expense increased $2.3 million or 23.7% in 1997 compared to 1996. The increase includes $2.1 million for the Plant and $.8 million for other utility plant additions. A decrease of $.6 million resulted from Elizabethtown no longer being required by the BPU to depreciate utility plant acquired through Contributions In Aid of Construction and Customers' Advances for Construction. This change was agreed to by the parties to Elizabethtown's last rate case for which an increase was effective in October 1996.

Depreciation Expense increased $1.1 million or 12.3% in 1996, as compared to 1995. The increase is due primarily to a higher level of depreciable plant in service and includes $.5 million of depreciation expense for the Plant for a portion of the year.

Revenue Taxes increased $2.7 million or 19.8% in 1997 and $.2 million or 1.7% in 1996 due to the taxes on increases in operating revenues discussed above.

Real Estate, Payroll and Other Taxes increased $.2 million or 6.8% in 1997 due to additional labor costs, as well as additional property taxes. These taxes increased $.1 million or 3.5% in 1996 due primarily to increased labor costs.

Federal Income Taxes as a component of operating expenses increased $3.7 million or 49.8% over the comparable 1996 amount due to the changes in the components of taxable income discussed herein.

Federal Income Taxes as a component of operating expenses decreased $.6 million or 8.0% in 1996 from the comparable 1995 amount due to the changes in the components of taxable income discussed herein.

Other Income (Expense) decreased $2.3 million or 83.0% compared to the 1996 amount. A decrease in the equity component of Allowance for Funds Used During Construction (AFUDC) of $3.5 million resulted from no longer capitalizing the financing costs associated with the Plant as the facility was placed in service in October 1996. An increase of $1.2 million for other miscellaneous items, as well as the offsetting federal income taxes associated with the Other Income (Expense), account for the remainder of the decrease.

Other Income (Expense) increased $.6 million or 26.1% in 1996 compared to the 1995 amount. An increase in the equity component of AFUDC of $.7 million, primarily from the construction of the Plant accounted for the substancial portion of the overall increase.

Total Interest Charges increased $3.8 million or 29.8% in 1997 over the comparable 1996 amount. The increase includes $3.0 million due to a reduction in capitalized interest as a result of the Plant being placed in service in October 1996. Interest expense also increased due to increased borrowings incurred to finance capital expenditures.

Total Interest Charges increased $1.7 million or 15.2% in 1996 over the comparable 1995 amount. The increase is due primarily to increased interest on long-term debt, due to the issuance of $40.0 million of NJEDA tax-exempt debentures in December 1995 to refinance balances previously incurred under the revolving credit agreement. A higher level of short-term borrowings under a revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis also contributed to the overall increase. This increase was offset by an increase in the debt component of AFUDC resulting from Elizabethtown's higher construction work in progress balances in 1996, primarily due to the Plant.

ECONOMIC OUTLOOK
Forward Looking Information
Information in this report includes certain forward looking statements within the meaning of the federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital markets, increases in operating expenses due to factors beyond the Company's control, changes in environmental regulation and associated costs of compliance and other claims or assessments made upon the Company.

Consolidated earnings for the Company for the next several years will be determined by management continuing to focus on expansion efforts to increase sales, as well as control costs through productivity improvements so that realized returns remain comparable to authorized levels. Capital to finance investments will be raised from external sources and from capital contributions from E'town from the sale of real estate parcels.

The Company expects earnings to be down somewhat in 1998, based on an assumed return to normal weather patterns after the unusually dry summer in 1997 and because Elizabethtown will be completing its second year since its last rate adjustment.

Elizabethtown and Mount Holly
Elizabethtown expects to petition the BPU for an increase in rates in the latter part of 1998 to reflect the increases in construction, financing and operating costs since base rates were last established in October 1996.

On October 25, 1996, a rate increase under a stipulation (1996 Stipulation) went into effect for Elizabethtown. This resulted in an increase in annual operating revenues of approximately $21.8 million. The rate increase reflected a full allowance for the estimated capital and operating costs for the Plant and an authorized rate of return on common equity of 11.25%. Elizabethtown, excluding Mount Holly, earned a rate of return on common equity of 11.0% in 1997.

Mount Holly earned a rate of return on common equity of 2.8% in 1997, compared to an authorized rate of return of 11.25%, established in its most recent base rate proceeding. Management expects Mount Holly to increase its contribution to earnings later in 1998 and into 1999 upon receipt of additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels.

Year 2000
The Company has assessed its various computer information systems for compliance with the Year 2000. The Company has recently installed a new enterprise financial system (SAP), which is Year 2000 compliant. In addition, the Company uses a third-party provider for its customer billing and information system, which was redesigned in 1997 to provide many enhancements including Year 2000 compliance. Management believes that all integral operating systems are Year 2000 compliant and that there will be no significant additional costs to achieve compliance.

Item 8. Financial Statements and Supplementary Data

The information for E'town is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

      The information for Elizabethtown Water Company is on pages 2 through 21 of Appendix I hereto, incorporated by reference herein.

  Item 9. Changes in and Disagreements with Accountants on Acccounting and Financial Disclosure

      None

                                   PART III
  Item 10.  Directors and Executive Officers of the Registrant
      Information with respect to directors of E'town and Elizabethtown is included in E'town's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

      Information regarding the executive officers of both E'town and Elizabethtown is included under Item I in Part I of this Form 10-K.

  Item 11.  Executive Compensation

      This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

      This information is included in E'town's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions

      This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following documents are filed as part of this report:

     1. Financial Statements:

                          Elizabethtown Water Company

 Statements of Consolidated Income for the years ended December 31, 1997, 1996 and 1995.

      Consolidated Balance Sheets as of December 31, 1997 and 1996.

      Statements of Consolidated Capitalization as of December 31, 1997 and
      1996.

      Statement of Consolidated Shareholder's Equity for the years ended December 31, 1997, 1996 and 1995.

      Statements of Consolidated Cash Flows for the years ended December 31, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements.

                              E'town Corporation

     A portion of the 1997 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

                          Elizabethtown Water Company

     Elizabethtown Water Company's consolidated financial statements and notes thereto are included on pages 2 through 21 of Appendix I hereto, incorporated by reference herein.

                    E'town and Elizabethtown Water Company

     The Independent Auditors' Reports for E'town (as to certain financial statement schedules) and Elizabethtown Water Company appear on page 20 herein and page 1 of Appendix I, respectively.

     2.  Financial Statement Schedules:

     All financial schedules required to be filed contain the same data and amounts for both E'town and Elizabethtown Water Company, except for Supplemental Schedule of Property, Plant and Equipment, which includes property, plant and equipment for each company.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995.

     Supplemental Schedule of Property, Plant and Equipment at December 31, 1997 and 1996.

     Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes accompanying each company's financial statements.

     3. Exhibits

          (a) Exhibits for E'town and Elizabethtown Water Company are listed in the Exhibit Index, which is incorporated by reference herein.

          (b) Reports on Form 8-K: None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  E'TOWN CORPORATION

  March 27, 1998
                                    By:   /s/ Anne Evans Estabrook
                                          Chairman and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

  Chairman and Director                        /s/ Anne Evans Estabrook


  President and Director                       /s/ Andrew M Chapman


  Director                                     /s/ Thomas J. Cawley


  Director                                     /s/ Anthony S. Cicatiello


  Director                                     /s/ James W. Hughes


  Director                                     /s/ John Kean


  Director                                     /s/ Barry T. Parker


  Director                                     /s/ Hugo M. Pfaltz, Jr.


  Director                                     /s/ Chester A. Ring III


  Director                                     /s/ Joan Verplanck


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

ELIZABETHTOWN WATER COMPANY
March 27, 1998
                                    By:   /s/ Anne Evans Estabrook
                                          Chairman and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


   Chairman and Director                       /s/ Anne Evans Estabrook


   President and Director                      /s/ Andrew M. Chapman


   Director                                    /s/ Thomas J. Cawley


   Director                                    /s/ Anthony S. Cicatiello


   Director                                    /s/ James W. Hughes


   Director                                    /s/ John Kean


   Director                                    /s/ Barry T. Parker


   Director                                    /s/ Hugo M. Pfaltz, Jr.


   Director                                    /s/ Chester A. Ring III


   Director                                    /s/ Joan Verplanck


   Vice President - Finance & Treasurer        /s/ Gail P. Brady
   (Principal Financial Officer)

   Controller                                  /s/ Dennis W. Doll
   (Principal Accounting Officer)

INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 18, 1998, except for the subsequent event discussed in
Note 11, as to which the date is March 6, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of E'town Corporation and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Companys management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche


February 18, 1998, except for Note 11
as to which the date is March 6, 1998
Parsippany, New Jersey

                              E'TOWN CORPORATION                  Schedule II
                          ELIZABETHTOWN WATER COMPANY
                     VALUATION AND QUALIFYING ACCOUNTS




Column A                Column B      Column C       Column D      Column E


                                     Additions
                       Balance at    Charged to                   Balance at
                       Beginning of  Costs and      Deductions      End of
Description:             Period       Expenses         (A)          Period

Reserve for
Uncollectible Accounts:

Year Ended 12/31/97      $566,000      $607,929       $561,929      $612,000

Year Ended 12/31/96      $532,000      $600,242       $566,242      $566,000

Year Ended 12/31/95      $463,000      $600,648       $531,648      $532,000








(A)  Write-off of uncollectible accounts, net of recoveries.

                                 E'TOWN CORPORATION              Supplemental
                            ELIZABETHTOWN WATER COMPANY              Schedule
                           PROPERTY, PLANT AND EQUIPMENT
                           AT DECEMBER 31, 1997 AND 1996



ELIZABETHTOWN WATER COMPANY:               1997            1996
UTILITY PLANT IN SERVICE:
   Intangible Plant                        $250,766         $250,766
   Source of Supply Plant                20,512,918       20,502,583
   Pumping Plant                         57,498,323       54,666,431
   Water Treatment Plant                156,601,131      156,149,004
   Transmission & Distribution Plant    422,283,204      404,946,395
   General Plant                         19,993,728       17,444,418
   Leasehold Improvements                   135,793          120,548
   Acquisition Adjustments                  632,388          632,388

                                       -------------   --------------
       Utility Plant In Service         677,908,251      654,712,533
   Construction Work In Progress          9,300,824        7,994,186

                                       =============   ==============
       Total Utility Plant              687,209,075      662,706,719
                                       =============   ==============

NON-UTILITY PROPERTY - NET                   78,774           80,976

                                       =============   ==============
             TOTAL                     $687,287,849     $662,787,695
                                       =============   ==============

E'TOWN CORPORATION:
UTILITY PLANT (from above)              687,209,075      662,706,719

NON-UTILITY PROPERTY - NET               12,787,851       12,769,953

                                       =============   ==============
             TOTAL                     $699,996,926     $675,476,672
                                       =============   ==============

                                 EXHIBIT INDEX

      Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits. Exhibits designated with a (1) are management contracts or compensary plans or arrangements.

                      E'town Corporation

          Exhibit
          No.                          Description

             3(a) -  Certificate of Incorporation of E'town Corp.
                     [Registration Statement No. 33-42509, Exhibit 4(a)]

             3(b) -  By-Laws of E'town Corp. [Form 10-K for the year 1996,
                     Exhibit 3(b)]

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

            *4(c) - Note Purchase Agreement relating to the 6.79% Senior Notes due December 15, 2007

            10(a) - Incentive Stock Option Plan [Registration Statement No. 2-99602, Exhibit 28(a)] (1)

            10(b) - Savings and Investment Plan - 401(k) [Form 10-K for the year 1994, Exhibit 10(b)]

            10(c) - E'town's 1987 Stock Option Plan [Registration Statement No. 33-42509, Exhibit 28] (1)

            10(d) - Management Incentive Plan [Registration Statement No. 33-38566, Exhibit 10(i)] (1)

            10(e) - E'town's 1998 Stock Option Plan [Definitive Proxy Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

            10(f) - E'town's 1998 Directors Stock Plan [Definitive Proxy Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

            10(g) - E'town's 1990 Performance Stock Program [Registration Statement No. 33-46532, Exhibit 10(k)] (1)

          Exhibit
          No.                          Description

           10(h) - E'town's Dividend Reinvestment and Stock Purchase Plan [Registration No. 333-16713, Exhibit 4(e)]

           10(i) - Change of Control Agreement for Andrew M. Chapman [Form 10-Q for the quarter ended March 31, 1995, Exhibit 10](1)

           10(j) - Contract Between Edison Water Company, E'town Corporation and the Township of Edison to Operate the Water System of the Township of Edison, New Jersey dated as of June 25, 1997 [Form 10-Q for the quarter ended June 30, 1997,
                     Exhibit 10(a)]

          *10(k) - Employment Contract Between E'town Corporation and Anne Evans Estabrook (1)

          *10(l) -   Change in Control Agreement for Anne Evans Estabrook (1)

             *11 -   Statement Regarding Computation of Per Share Earnings

             *13 - Portion of the 1997 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data and is herein incorporated by reference.

             *21 -   Subsidiaries of the Corporation

             *23 -   Consent of Deloitte & Touche, LLP, Independent Auditors

             *27 -   E'town Corporation - Financial Data Schedule

                           Elizabethtown Water Company

            3(a) - Form of Restated Certificate of Incorporation of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1994, Exhibit 3(a)]

            3(b) - By-Laws of Elizabethtown Water Company [Form 10-K for the year 1996, Exhibit 3(b)]

            4(a) - Indenture dated as of November 1, 1994 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 7 1/4% Debentures due 2028 [Form 10-K for year ended December 31, 1994, Exhibit 4(a)]

            4(b) -  Indenture dated as of September 1, 1992 from
                    Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 8% Debentures due 2022 [Form 10-K for year ended December 31, 1993, Exhibit 4(a)]

            4(c) - Indenture dated as of October 1, 1991 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 8 3/4% Debentures due 2021 [Registration Statement No. 33-46532, Exhibit 4(f)]

          Exhibit
          No.                          Description

            4(d) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 6.60% Debentures due 2021 [Registration Statement No. 33-46532, Exhibit 4(g)]

            4(e) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 6.70% Debentures due 2021 [Registration Statement No. 33-46532, Exhibit 4(h)]

            4(f) - Indenture dated as of October 1, 1990 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7 1/2% Debentures due 2020 [Registration Statement No. 33-38566, Exhibit 4(e)]

            4(g) - Indenture dated as of December 1, 1989 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7.20% Debentures due 2019 [Registration Statement No. 33-38566, Exhibit 4(f)]

            4(h) - Indenture dated as of December 1, 1995 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 5.60% Debentures due 2025

            4(i) - Indenture dated as of June 1, 1997 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to Variable Rate Demand Debentures, due 2027 (Series B)
                    [Form 10-Q for the quarter ended September 30, 1997,
                    Exhibit 4(i)]

            4(j) -  Indenture dated as of June 1, 1997 from Elizabethtown
                    Water Company to The Bank of New York, Trustee, relating to Variable Rate Demand Debentures, due 2027 (Series A) [Form 10-Q for the quarter ended September 30, 1997, Exhibit 4(j)]

           10(a) - Contract for service to Middlesex Water Company. [Registration Statement No. 33-38566, Exhibit 10(a)]

           10(b) - Contract for service to Edison Township. [Form 10-Q for the quarter ended June 30, 1997, Exhibit 10(b)

           10(c) - Contract for service to New Jersey-American Water Company. [Form 10-K for the year ended December 31, 1993,
                    Exhibit 10(c)]

           10(d) - Contract for service to City of Elizabeth. [Form 10-K for the year ended December 31, 1992, Exhibit 10(d)]

           10(e) - Contract for service to Franklin Township.[Registration Statement No. 33-46532, Exhibit 10(e)]

           10(f) - Contract with the New Jersey Water Supply Authority for the purchase of water from the Raritan Basin. [Registration Statement No. 33-32143, Exhibit 10(e)]

          10(g) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1992, Exhibit 10(g)] (1)

          Exhibit
          No.                          Description

           10(h) - Medical Reimbursement Plan of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1992, Exhibit 10(h)] (1)

           10(i) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-Q for the year ended September 30, 1995, Exhibit 10]

          *10(j) - Employment Contract Between Elizabethtown Water Company and Anne Evans Estabrook (1)

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


INDEPENDENT AUDITORS'REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER COMPANY:


We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1997 and 1996, and the related statements of consolidated income, shareholder' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche

February 18, 1998
Parsippany, New Jersey

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
STATEMENTS OF CONSOLIDATED INCOME
          (In Thousands)
                                                   Year Ended December 31,
                                               1997          1996         1995

--------------------------------------------------------------------------------
Operating Revenues                          $ 131,788     $ 110,358   $ 108,398
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                    45,301       43,713       43,132
  Maintenance                                   6,548        5,859        5,806
  Depreciation                                 12,233        9,893        8,808
  Revenue taxes                                16,550       13,820       13,591
  Real estate, payroll and other taxes          3,064        2,869        2,772
  Federal income taxes (Note 3)                11,026        7,360        8,002
--------------------------------------------------------------------------------
        Total operating expenses               94,722       83,514       82,111
--------------------------------------------------------------------------------
Operating Income                               37,066       26,844       26,287
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction (Note 2)                         215        3,725        2,976
  Federal income taxes (Note 3)                  (248)      (1,462)      (1,159)
  Other - net                                     494          452          336
--------------------------------------------------------------------------------
        Total other income (expense)              461        2,715        2,153
--------------------------------------------------------------------------------
Total Operating and Other Income               37,527       29,559       28,440
--------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                   14,030       13,011       10,892
  Other interest expense - net                  2,382        2,640        2,344
  Capitalized interest (Note 2)                  (166)      (3,208)      (2,445)
  Amortization of debt discount and expense-net   376          361          324
--------------------------------------------------------------------------------
        Total interest charges                 16,622       12,804       11,115
--------------------------------------------------------------------------------
Net Income                                     20,905       16,755       17,325
Preferred Stock Dividends                         813          813          813
--------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK         $  20,092     $ 15,942    $  16,512
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                            APPENDIX I
CONSOLIDATED BALANCE SHEETS
       (In Thousands)
                                                            December 31,
Assets                                               1997                 1996
--------------------------------------------------------------------------------

Utility Plant-At Original Cost:
   Utility plant in service                      $ 677,909            $ 654,713
   Construction work in progress                     9,300                7,994
--------------------------------------------------------------------------------
         Total utility plant                       687,209              662,707
   Less accumulated depreciation and amortization  114,424              102,683
--------------------------------------------------------------------------------
         Utility plant-net                         572,785              560,024
--------------------------------------------------------------------------------

Non-utility Property                                    79                   81
--------------------------------------------------------------------------------

Current Assets:
   Cash and cash equivalents                        4,226                 3,122
   Customer and other accounts receivable
    (less reserve: 1997, $612, 1996, $566)         17,283                16,725
   Unbilled revenues                                9,663                 9,356
   Materials and supplies-at average cost           1,966                 2,045
   Prepaid insurance, taxes, other                  3,461                 3,742
--------------------------------------------------------------------------------
         Total current assets                      36,599                34,990
--------------------------------------------------------------------------------

Deferred Charges:
   Waste residual management                          936                 1,064
   Unamortized debt and preferred stock expenses    9,656                 8,989
   Taxes recoverable through future rates (Note 3) 21,439                30,435
   Postretirement benefit expense (Note 10)         3,738                 3,564
   Other unamortized expenses                       1,086                 1,632
--------------------------------------------------------------------------------
         Total deferred charges                    36,855                45,684
--------------------------------------------------------------------------------
             Total                              $ 646,318             $ 640,779
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                            APPENDIX I
CONSOLIDATED BALANCE SHEETS
       (In Thousands)
                                                            December 31,
Capitalization and Liabilities                       1997                 1996
--------------------------------------------------------------------------------

Capitalization (Notes 4 and 5):
      Common shareholder's equity                $ 193,354            $ 182,293
      Cumulative preferred stock                    12,000               12,000
      Long-term debt - net                         231,944              181,933
--------------------------------------------------------------------------------
            Total capitalization                   437,298              376,226
--------------------------------------------------------------------------------

Current Liabilities:
      Notes payable - banks (Note 5)               18,000                69,000
      Long-term debt - current portion (Note 4)        30                    30
      Accounts payable and other liabilities       10,626                17,093
      Customers' deposits                             272                   300
      Municipal and state taxes accrued            16,817                13,887
      Interest accrued                              3,120                 3,158
      Preferred stock dividends accrued                59                    59
--------------------------------------------------------------------------------
            Total current liabilities              48,924               103,527
--------------------------------------------------------------------------------

Deferred Credits:
      Customers' advances for construction         39,131                43,636
      Federal income taxes (Note 3)                67,851                73,950
      Unamortized investment tax credits (Note 10)  8,042                 8,245
      Accumulated postretirement benefits           4,209                 3,596
--------------------------------------------------------------------------------
            Total deferred credits                119,233               129,427
--------------------------------------------------------------------------------

Contributions in Aid of Construction               40,863                31,599
--------------------------------------------------------------------------------

Commitments and Contingent Liabilities (Note 9)
--------------------------------------------------------------------------------
                Total                           $ 646,318             $ 640,779
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                            APPENDIX I
STATEMENTS OF CONSOLIDATED CAPITALIZATION
            (In Thousands)
                                                            December 31,
                                                     1997                 1996
--------------------------------------------------------------------------------

Common Shareholder's Equity (Notes 4 and 5):
  Common stock without par value, authorized,
   10,000,000 shares, issued 1997 and 1996,
   1,974,902 shares                               $ 15,741            $  15,741
  Paid-in capital                                  124,560              117,457
  Capital stock expense                               (485)                (485)
  Retained earnings                                 53,538               49,580
--------------------------------------------------------------------------------
            Total common shareholder's equity      193,354              182,293
--------------------------------------------------------------------------------

Cumulative Preferred Stock (Note 4):
  $100 par value, authorized, 200,000 shares;
   $5.90 series, issued and outstanding,
   120,000 shares                                   12,000               12,000

Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares; none issued
--------------------------------------------------------------------------------

Long-Term Debt:

 Elizabethtown Water Company:
   7.20% Debentures, due 2019                       10,000               10,000
   7 1/2% Debentures, due 2020                      15,000               15,000
   6.60% Debentures, due 2021                       10,500               10,500
   6.70% Debentures, due 2021                       15,000               15,000
   8 3/4% Debentures, due 2021                      27,500               27,500
   8% Debentures, due 2022                          15,000               15,000
   5.60% Debentures, due 2025                       40,000               40,000
   Variable Rate Debentures, due 2027               50,000
   7 1/4% Debentures, due 2028                      50,000               50,000

 The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            57                   87
--------------------------------------------------------------------------------
      Total long-term debt                         233,057              183,087
  Unamortized discount-net                          (1,113)              (1,154)
--------------------------------------------------------------------------------
              Total long-term debt-net             231,944              181,933
--------------------------------------------------------------------------------
                 Total Capitalization            $ 437,298            $ 376,226
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                            APPENDIX I
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY
           (In Thousands)

                                                    Year Ended December 31,
                                               1997          1996         1995
--------------------------------------------------------------------------------

Common Stock:                                $ 15,741     $ 15,741     $ 15,741
--------------------------------------------------------------------------------

Paid-in Capital:
       Balance at Beginning of Year           117,457       112,157      88,869
       Capital contributed by parent company    7,103         5,300      23,288
--------------------------------------------------------------------------------
       Balance at End of Year                 124,560       117,457     112,157
--------------------------------------------------------------------------------

Capital Stock Expense:                           (485)         (485)       (485)
--------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Year            49,580       49,272       47,500
       Net income                              20,905       16,755       17,325
       Dividends on common stock              (16,134)     (15,634)     (14,740)
       Dividends on preferred stock              (813)        (813)        (813)
--------------------------------------------------------------------------------
       Balance at End of Year                  53,538       49,580       49,272
--------------------------------------------------------------------------------

          Total Common Shareholder's Equity  $193,354    $ 182,293     $176,685
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                            APPENDIX I
STATEMENTS OF CONSOLIDATED CASH FLOWS
           (In Thousands)
                                                      Year Ended December 31,
                                                  1997          1996      1995
-------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                  $ 20,905     $ 16,755     $ 17,325
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                               12,233        9,893        8,808
    Decrease (increase) in deferred charges       690         (613)         328
    Deferred income taxes and investment tax
      credits-net                               2,693        4,853        4,487
    Allowance for funds used during construction (381)      (6,934)      (5,421)
    Other operating activities-net                362           68          (62)
Change in current  assets and current liabilitie
  excluding  cash,  short-term investments and
  current portion of debt:
      Customer and other accounts receivable     (558)         218       (4,593)
      Unbilled revenues                          (307)      (1,912)        (282)
      Accounts payable and other liabilities   (6,495)         365       (1,415)
      Accrued/prepaid interest and taxes        3,173       (1,955)       2,353
      Other                                        78         (133)        (187)
--------------------------------------------------------------------------------
    Net cash provided by operating activities   32,393       20,605       21,341
--------------------------------------------------------------------------------

Cash Flows (Used) Provided by Financing Activities:
 Capital contributed by parent company          7,103        5,300       23,289
 Proceed from issuance of debentures           50,000                    40,000
 Debt and preferred stock issuance and
   amortization costs                            (667)         396         (483)
 Repayment of long-term debt                      (30)         (30)         (39)
 Contributions and advances for
  construction-net                              4,759        2,521        3,441
 Net(decrease)increase in notes payable-banks (51,000)      42,000        4,000
 Dividends paid on common stock and preferred (16,842)     (16,342)     (15,448)
--------------------------------------------------------------------------------
    Net cash (used) provided by
     financing activities                      (6,677)      33,845       54,760
--------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
 for funds used during construction)          (24,612)     (55,125)     (73,789)
--------------------------------------------------------------------------------
         Cash used for investing activities   (24,612)     (55,125)     (73,789)
--------------------------------------------------------------------------------
Net (Decrease)  in Cash and
  Cash Equivalents                             1,104          (675)       2,312
Cash and Cash Equivalents at
  Beginning of Year                            3,122         3,797        1,485
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year    $  4,226      $  3,122      $ 3,797
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized) $ 16,063      $  8,481      $ 7,833
       Income taxes                         $  5,981      $  5,723      $ 4,158
       Preferred stock dividends            $    708      $    708      $   708

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Elizabethtown Water Company (Elizabethtown or Company)and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of E'town Corporation (E'town or Corporation). Elizabethtown and Mount Holly are regulated water companies which, as a consolidated entity are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company, Edison Water Company, E'town Properties, Inc. and owner of a 65% interest in Applied Watershed Management, LLC (AWM).

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Utility Plant and Depreciation
Income is charged with the cost of labor, materials and other expenses incurred in making repairs and minor replacements, and in maintaining the properties. Utility plant accounts are charged with the cost of improvements and major replacements of property. When depreciable property is retired or otherwise disposed of, the cost thereof, plus the cost of removal net of salvage, is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis at functional rates for various classes of assets. The provision for depreciation, as a percentage of average depreciable property, was 1.85% for 1997, 1.73% for 1996 and 1.83% for 1995.

Allowance for Funds Used During Construction
Elizabethtown and Mount Holly capitalize, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC, a non-cash credit on the Statements of Consolidated Income, is added to the construction cost of the project and included in rate base and then recovered through depreciation charges in rates during the assets' useful life. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income. AFUDC totaled $.38 million, $6.93 million and $5.42 million for 1997, 1996 and 1995, respectively. AFUDC increased in 1996 and 1995 during the construction of the Canal Road Water Treatment Plant.

Revenues
Revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

Federal Income Taxes
Elizabethtown Water Company files a consolidated tax return with Etown. Deferred income taxes are provided for temporary differences in the recognition of revenues and expenses for tax and financial statement purposes to the extent permitted by the BPU. Elizabethtown and Mount Holly account for prior years investment tax credits by the deferral method, which amortizes the credits over the lives of the respective assets.

Customers' Advances for Construction and Contributions in Aid of Construction Customers' Advances for Construction (CAC) and Contributions in Aid of Construction (CIAC) represent capital provided by developers for main extensions to new real estate developments. Some portion of CAC is refunded based upon the revenues that the new developments generate. CIAC is customer advances for construction that, under the terms of individual main extension agreements, are no longer subject to refund.

Short-term Investments
Short-term investments are stated at cost, which approximates market value.

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

3. Federal Income Taxes
The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35%) with the amount reported in the Statements of Consolidated Income follow:

                                      1997     1996      1995
                                   ---------------------------
                                     (Thousands of Dollars)

Tax expense at statutory rate      $11,262   $ 8,952   $ 9,270
Items for which deferred taxes
 are not provided:
   Difference between book
   and tax depreciation                 58       132       133
   Other                               157       (56)      (37)
Investment tax credits                (203)     (205)     (204)
                                   ---------------------------
Provision for federalincome taxes  $11,274   $ 8,823   $ 9,162
                                   ===========================
The provision for federal income
taxes is composed of the following:
 Current                           $ 7,212   $ 3,764   $ 6,409
Tax on (deposits)refunds on main
 extensions                          1,369       207    (1,734)
 Deferred:
   Tax depreciation                  2,716     3,379     3,492
   Capitalized interest                 19     1,264       800
   Main cleaning and lining            612       587       405
   Other                              (450)     (174)       (8)
Investment taxcredits - net           (203)     (204)     (202)
                                   ---------------------------
Total provision                    $11,274   $ 8,823   $ 9,162
                                   ===========================

In accordance with SFAS No. 109, deferred tax balances have been reflected at Elizabethtown Water Companys current consolidated federal income tax rate, which is 35%.

The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1997 and 1996 is as follows:


                                        1997        1996
                                   ------------------------
                                    (Thousands of Dollars)

Water utility plant - net            $(43,611)   $(40,283)
Taxes recoverable through
 future rates                         (21,439)    (30,435)
Prepaid pension expense                    75         (35)
Capitalized interest                   (2,591)     (2,573)
Waste residuals                          (322)       (373)
Other assets                              415         285
Other liabilities                        (378)       (536)
                                     --------------------
Net deferred income tax
 liabilities                         $(67,851)   $(73,950)
                                     ====================

4. Capitalization
E'town periodically makes equity contributions to Elizabethtown from the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed
$6.98 million and $5.30 million in 1997 and 1996, respectively, to Elizabethtown, from the proceeds of DRP issuances.

Cumulative Preferred Stock
Elizabethtown's $5.90 Cumulative Preferred Stock is not redeemable at the option of the Company. Elizabethtown is required to redeem the entire issue at $100 per share on March 1, 2004.

Long-term Debt
Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends, (which is the primary source of funds available to the Corporation for payment of dividends on its common stock), or acquire Elizabethtown's common stock, all of which is held by E'town. At December 31, 1997, $7.63 million of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision. Therefore, $37.93 million of E'town's consolidated retained earnings were unrestricted.

On June 4, 1997, Elizabethtown issued a total of $50 million of 30-year Variable Rate Debentures due December 2027, $25 million of Series A and $25 million of Series B, to evidence a like amount of Variable Rate Notes issued through the New Jersey Economic Development Authority (NJEDA). The proceeds were used to repay $50 million of balances outstanding under the Companys revolving credit agreement. The NJEDA Notes are remarketed on a weekly basis, at which time the interest rates on each issue are subject to change. The rates in effect as of December 31, 1997, were 3.60% for Series A and 3.55% for Series B.

 5. Lines of Credit
Elizabethtown has $82.5 million of uncommitted lines of credit with several banks. Information relating to bank borrowings for 1997, 1996 and 1995 is as follows:
                                     1997     1996      1995
                                  ---------------------------
                                    (Thousands of Dollars)

Maximum amount outstanding         $69,500  $69,000  $60,000
Average monthly amount
 outstanding                       $40,886  $45,240  $39,636
Average interest rate at year end      6.0%     5.7%     5.9%
Compensating balances at year end  $   0    $  0     $   0
 Weighted average interest rate
  based on average daily balances      5.8%      5.8%    6.2%

6. Financial Instruments
The carrying amounts and the estimated fair values, as of December 31, 1997 and 1996, of financial instruments issued or held by the Elizabethtown Water Company are as follows:
                                           1997       1996
                                      ------------------------
                                       (Thousands of Dollars)
Cumulative preferred stock:
   Carrying amount                     $  12,000   $  12,000
   Estimated fair value                   11,760      12,000
Long-term debt:
   Carrying amount                     $ 231,944   $ 181,933
   Estimated fair value                  239,585     185,375

Estimated fair values are based upon quoted market prices for these or similar securities.

7. Regulatory Assets and Liabilities
Certain costs incurred by Elizabethtown and Mount Holly, which have been deferred, have been recognized as regulatory assets and are being amortized over various periods, as set forth below:

                                          1997        1996
                                     -----------------------
                                      (Thousands of Dollars)

Waste residual management              $   936    $   1,064
Unamortized debt and
 preferred stock expense                 9,656        8,988
Taxes recoverable through
 future rates (Note 3)                  21,439       30,435
Postretirement benefit
 expense (Note 10)                       3,738        3,465
Safety management expense                  331          418
Business process redesign                  284          362
Rate case expenses                          80          201
                                       --------------------
Total                                  $36,464      $44,933
                                       ====================

Waste Residual Management
The costs of disposing of the byproducts generated by Elizabethtowns and Mount Holly's water treatment plants are being amortized and recovered in rates over three and five-year periods, respectively, for ratemaking and financial statement purposes. No return is being earned on the deferred balances related to these programs.

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

Other
Safety management expenses and business process redesign expenses relate to studies undertaken by the Company and are being amortized and recovered in rates over five years.

Rate case expenses are being substantially recovered in rates during two-year periods.

There were no regulatory liabilities at December 31, 1997 or 1996.

8. Regulatory Matters
Rates
Elizabethtown
On December 17, 1997, the BPU adopted an Order for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the recovery of costs associated with SFAS No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." The resulting rate increases reflect recovery over a 15-year period of amounts previously deferred on the Consolidated Balance Sheets for postretirement benefits since 1993 and prospectively, the difference between the amounts currently recovered in rates and the full SFAS No. 106 expense on an accrual basis. The total increases in annual operating revenues resulting from these petitions are $.39 million for Elizabethtown and $.02 million for Mount Holly.

On October 25, 1996, Elizabethtown received a rate increase under a stipulation resulting in an increase in annual revenues of $21.8 million for the construction, financing and operating costs of the Canal Road Water Treatment Plant.

Mount Holly
In June 1995, Mount Holly petitioned the BPU for an increase in rates, to take place in two phases. The first phase was stipulated for a rate increase effective February 1996 of $.55 million. The second phase would recover the cost of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly, and to treat and pump the water into the Mount Holly distribution system. Management believes this project is the most cost-effective alternative available to Mount Holly to comply with state legislation that restricts the amount of water that can be withdrawn from an aquifer in certain areas of southern New Jersey. The project is referred to as the Mansfield Project. Mount Holly has expended $3.56 million on the Mansfield Project as of December 31, 1997, excluding AFUDC. The land for the supply and treatment facilities has been purchased and test wells have been drilled and can produce the required supply. In September, the New Jersey Department of Environmental Protection (DEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for this project. In October 1995, another water purveyor requested of the DEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. In August 1997, Mount Holly settled this matter by entering into an agreement with the other water purveyor and the DEP. Under the agreement, Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period to include the later of two years or the date the Mansfield Project is placed into service. Water purchases began in March 1998, after completion of an interconnection.

As a result of the settlement agreement, Mount Holly expects to continue with its plan to construct the Mansfield Project. The BPU and the parties to Mount Holly's last rate case are participating in a proceeding connected with the second phase of the 1995 case to clarify the need for and cost-effectiveness of the Mansfield Project.

On September 23, 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water expected to be purchased from the purveyor under the settlement agreement discussed above. The petition requests an increase in annual operating revenues of approximately $1.34 million or 40.3%.

In April 1998, Mount Holly expects to file a petition with the BPU for a rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will include approximately $7.27 million of the cost for a portion of the Mansfield Project to serve a section of Mount Holly. This amount was part of the second phase of the 1995 rate case discussed above. The rate case will also reflect $6.0 million in additions to utility plant since Mount Holly's base rates were last adjusted in January 1996. A decision is expected by the end of 1998. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project, estimated to be $11.3 million, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

9. Commitments and Contingent Liabilities
Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the New Jersey Water Supply Authority (NJWSA) a minimum of 37 billion gallons of water annually. Effective July 1, 1997, the annual cost of water under contract is $7.86 million. The Company purchases additional water from the NJWSA on an as-needed basis. The total cost of water purchased from the NJWSA was $8.79 million, $8.70 million and $9.34 million for 1997, 1996 and 1995, respectively.

Capital expenditures of Elizabethtown and Mount Holly are estimated to be $112.66 million and $21.85 million, respectively, through 2000.

Expected future minimum rental payments required under noncancelable leases with terms in excess of one year at December 31 of each of the years 1998 through 2002 are: 1998, $.65 million; 1999, $.69 million; 2000, $.72 million;
2001, $.76 million and 2002, $.77 million. Rent expense totaled $.72 million, $.84 million and $.82 million in 1997, 1996 and 1995, respectively.

10. Pension Plan and Other Postretirement Benefits
Pension Plan
Elizabethtown has a trusteed, noncontributory Retirement Plan (Plan), which covers most employees. Under the Company's funding policy, the Corporation makes contributions that meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The components of the net pension costs for the Retirement Plan are as follows:

                                1997      1996      1995
                              ---------------------------
                                 (Thousands of Dollars)

Service cost - benefits
 earned during the year       $ 1,278    $1,322   $  915
Interest cost on projected
 benefit obligation             2,618     2,480    2,156
Return on Plan assets          (8,150)   (4,542)  (7,587)
Net amortization and
 deferral                       4,551     1,221    4,862
                               -------------------------
Net pension costs              $  297     $ 481    $ 346
                               =========================

Plan assets are invested in publicly traded debt and equity securities. The reconciliations of the funded status of the Plan to the amounts recognized in the Consolidated Balance Sheets are presented below.

                                       1997       1996
                                  -----------------------
                                  (Thousands of Dollars)

Market value of Plan assets        $ 46,537    $ 40,016
                                   --------------------
Actuarial present value of
 Plan benefits:
Vested benefits                      31,186      28,492
Non-vested benefits                     101          97
                                    -------------------
Accumulated benefit obligation       31,287      28,589
Projected increases in
 compensation levels                  7,458       7,183
                                    -------------------
Projected benefit obligation         38,745      35,772
                                    -------------------
Excess of Plan assets over
 projected benefit obligation         7,793       4,244
Unrecognized net gain                (7,920)     (3,978)
Unrecognized prior service cost       1,535       1,724
Unrecognized transition asset        (1,624)     (1,891)
                                    -------------------
Prepaid (accrued) pension expense   $  (216)   $     99
                                    ===================

The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:

                                   1997     1996      1995
                                ---------------------------
Discount rate                      7.25%    7.50%    7.00%
Compensation increase              5.50%    5.50%    5.50%
Rate of return on Plan assets      9.00%    9.00%    9.00%


The Company also has a supplemental retirement plan for certain management employees that is not funded. Benefit payments under this plan are made directly by the Company. At December 31, 1997, the projected benefit obligation of this supplemental plan was $1.43 million and the net periodic benefit cost was $.27 million and $.25 million for 1997 and 1996, respectively. The plan assumed a discount rate of 7.25% for 1997 and 7.50% for 1996, and a compensation increase of 4% for both 1997 and 1996 for purposes of determining the actuarial present value of the projected benefit obligations.

Other Postretirement Benefits
Elizabethtown and Mount Holly provide certain health care and life insurance benefits for substantially all of their retired employees. As a result of a contract negotiated in February 1996 with the Company's bargaining unit, all union and non-union employees retiring after January 1, 1997 pay 25% of future increases in the premiums the Company pays for postretirement medical benefits.

Under SFAS No. 106, the costs of postretirement benefits are accrued for each year the employee renders service, based on the expected cost of providing such benefits to the employee and the employee's beneficiaries and covered dependents, rather than expensing these benefits on a pay-as-you-go basis.

Based upon an independent actuarial study, the transition obligation, calculated under SFAS No. 106, was $7.21 million as of January 1, 1993, the date of adoption of SFAS No. 106. The transition obligation is being amortized over 20 years.

The following table details the postretirement benefit obligation at December 31:

                                       1997       1996
                                   -----------------------
                                    (Thousands of Dollars)

Retirees                            $ 1,990      $ 2,015
Fully eligible plan participants      4,566        4,034
                                    --------------------
Accumulated postretirement
 benefit obligation                   6,556        6,049
Plan assets at fair value            (1,331)        (764)
Unrecognized net gain                 3,966        3,952
Unrecognized transition obligation   (5,423)      (5,772)
                                    --------------------
Accrued postretirement
 benefit obligation                 $ 3,768      $ 3,465
                                    ====================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1997, and for the year 1997 was 9%. This rate decreases linearly each successive year until it reaches 3.8% in 2007, after which the rate remains constant. The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:

                               1997     1996      1995
                              -------------------------
Discount rate                  7.25%    7.50%    7.00%
Rate of return on plan assets  9.00%    9.00%     n/a


A single percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, and the net postretirement service and interest cost by approximately $.90 million and $.26 million, respectively.

Based upon the independent actuarial study referred to above, the annual postretirement cost calculated under SFAS No. 106 is as follows:

                                      1997     1996     1995
                                    -------------------------
                                     (Thousands of Dollars)

Service cost - benefits earned
 during the year                     $ 383    $ 416    $ 474
Interest cost on accumulated
 postretirement benefit obligation     444      425      579
Return on Plan assets                  (57)     (72)
Amortization of transition obligation  361      417      360
Amortization of gain                  (223)
                                     -----------------------
Total                                $ 908    $1,186  $1,413
Deferred amount for regulated
 companies pending recovery           (273)     (565)   (824)
                                     -----------------------
Net postretirement benefit expense   $ 635    $  621  $  589
                                     =======================

The rate increases effective January 1, 1998 allows for the full recovery of costs associated with the implementation of SFAS No. 106, including an amortization over 15 years of amounts previously deferred which were in excess of amounts previously being recovered in rates. As of December 31, 1997, the amounts that have been deferred are $3.59 million and $.14 million for Elizabethtown and Mount Holly, respectively.

11. Quarterly Financial Data (Unaudited)
A summary of financial data for each quarter of 1997 and 1996 follows:

                                                  Earnings
                                                 Applicable
         Operating   Operating         Net       To Common
Quarter   Revenues     Income         Income        Stock
----------------------------------------------------------
   (Thousands of Dollars Except Per Share Amounts)

1997
   1st   $ 30,013     $ 8,092        $ 3,885       $ 3,682
   2nd     32,333       8,981          4,862         4,659
   3rd     37,815      11,926          7,982         7,779
   4th     31,627       8,067          4,176         3,972
----------------------------------------------------------
Total    $131,788     $37,066        $20,905       $20,092
==========================================================
1996
   1st   $ 25,760     $ 5,651        $ 3,594       $ 3,391
   2nd     27,263       6,484          4,365         4,163
   3rd     28,173       7,146          4,911         4,708
   4th     29,162       7,562          3,885         3,680
----------------------------------------------------------
Total   $ 110,358     $26,843        $16,755       $15,942
==========================================================

Water utility revenues are subject to seasonal fluctuation due to normal increased water consumption during the third quarter of each year.