Form 10-Q
period 1998-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1998-05-13
CIK 764403, 32379

===============================================================================
                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       March 31, 1998
 E'town Corporation (without par value)            8,082,515
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations                  17

PART II - OTHER INFORMATION                                            22

      Items 1 - 5

      Item 6 (a) - Exhibits                                            22
             (b) - Reports on Form 8-K                                 22

      SIGNATURES                                                       23

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
                                        Three Months Ended  Twelve Months Ended
                                             March 31,             March 31,
                                          1998      1997       1998       1997
                                         ------    ------     ------     ------
Operating Revenues                     $ 31,267   $ 30,121  $ 134,972 $ 114,770
Operating Expenses:
Operation                                11,156    11,120     48,018     44,960
Maintenance                               1,569     1,475      6,700      5,860
Depreciation                              3,158     3,022     12,532     10,571
Revenue taxes                             3,846     3,779     16,617     14,371
Real estate, payroll and other taxes        846       823      3,175      2,938
Federal income taxes                      2,237     1,891     10,833      7,340
                                        -------   -------    -------    -------
   Total operating expenses              22,812    22,110     97,875     86,040
                                        -------   -------    -------    -------
Operating Income                          8,455     8,011     37,097     28,730
                                        -------   -------    -------    -------
Other Income (Expense):
Allowance for equity funds used during
 construction                               115        44        286      2,670
Federal income taxes                        (70)      (41)      (437)    (1,175)
Other - net                                  82        74        961        688
                                        -------   -------    -------    -------
   Total other income (expense)             127        77        810      2,183
                                        -------   -------    -------    -------
Total Operating and Other Income          8,582     8,088     37,907     30,913
                                        -------   -------    -------    -------
Interest Charges:
Interest on long-term debt                3,985     3,447     15,345     13,796
Other interest expense - net                214       986      1,788      3,218
Capitalized interest                        (91)     (116)      (413)    (2,677)
Amortization of debt discount and exp       108        98        421        396
                                        -------   -------    -------    -------
   Total interest charges                 4,216     4,415     17,141     14,733
                                        -------   -------    -------    -------
Income Before Preferred Stock Dividends
 of Subsidiary                            4,366     3,673     20,766     16,180
Preferred Stock Dividends                   203       203        813        813
                                        -------   -------    -------    -------
Net Income                             $  4,163  $  3,470  $  19,953  $  15,367
                                        =======   =======    =======    =======
Earnings Per Share of Common Stock:
    Basic                              $   0.52  $   0.44  $    2.50  $    1.99
    Diluted                            $   0.51  $   0.44  $    2.47  $    1.98

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
    Basic                                 8,057     7,818      7,972      7,730
    Diluted                               8,366     8,116      8,277      8,027

Dividends Paid Per Common Share        $    .51  $    .51  $    2.04  $    2.04


See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
       (In Thousands)
                                        March 31,                  December 31,
Assets                                    1998                         1997
                                        --------                     --------
Utility Plant-At Original Cost:
Utility plant in service               $679,787                        $678,590
Construction work in progress            15,529                           9,336
                                       --------                        --------
      Total utility plant               695,316                         687,926
 Less accumulated depreciation
  and amortization                      117,615                         114,587
                                       --------                        --------
      Utility plant-net                 577,701                         573,339
                                       --------                        --------
Non-utility Property and Other
Investments - Net                        19,811                          20,016
                                       --------                        --------
Current Assets:
Cash and cash equivalents                 6,573                           6,233
Short-term investments                       37                              31
Customer and other accounts receivable
 (less reserve: 1998, $613; 1997, $612)  18,359                          17,539
Unbilled revenues                         9,921                          10,412
Materials and supplies-at average cost    2,316                           1,966
Prepaid insurance, taxes, other           1,625                           3,733
                                       --------                        --------
     Total current assets               38,831                          39,914
                                       --------                        --------
Deferred Charges:
Waste residual management                   772                             936
Unamortized debt and preferred
 stock expenses                          10,139                          10,263
Taxes recoverable through future rates   21,439                          21,439
Postretirement benefit expense            3,649                           3,738
Other unamortized expenses                2,162                           1,259
      Total deferred charges             38,161                          37,635
                                       --------                        --------
             Total                     $674,504                        $670,904
                                       ========                        ========

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
      (In Thousands)
                                        March 31,                  December 31,
Capitalization and Liabilities            1998                         1997
                                        --------                     -------

Capitalization (Note 3):
Common shareholders' equity            $196,000                        $193,923
Cumulative preferred stock               12,000                          12,000
Long-term debt - net                    253,236                         247,298
                                       --------                        --------
      Total capitalization             461,236                          453,221
                                       --------                        --------
Current Liabilities:
Notes payable - banks                    11,000                          23,000
Long-term debt - current portion             30                              30
Accounts payable and other liabilities   13,502                          11,569
Customers' deposits                         255                             272
Municipal and state taxes accrued        20,822                          16,817
Interest accrued                          5,204                           3,456
Preferred stock dividends accrued            59                              59
                                       --------                        --------
       Total current liabilities         50,872                          55,203
                                       --------                        --------
Deferred Credits:
Customers' advances for construction     38,205                          39,131
Federal income taxes                     70,736                          69,916
State income taxes                          196                             196
Unamortized investment tax credits        8,025                           8,042
Accumulated postretirement benefits       4,371                           4,332
                                       --------                        --------
       Total deferred credits           121,533                         121,617
                                       --------                        --------

Contributions in Aid of Construction     40,863                          40,863
                                       --------                        --------

Commitments and Contingent Liabilities
                                       --------                        --------
                Total                  $674,504                        $670,904
                                       ========                        ========

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
   (In Thousands Except Share Amounts)
                                        March 31,                  December 31,
                                          1998                         1997
                                        --------                     --------
E'town Corporation:
Common Shareholders' Equity:
Common stock without par value,
 authorized, 15,000,000 shares, issued
 1998, 8,115,020 shares; 1997,
 8,054,461 shares                      $155,195                        $153,162
 Paid-in capital                          1,315                           1,315
 Capital stock expense                   (5,160)                         (5,160)
 Retained earnings                       45,616                          45,560
 Less cost of treasury stock; 1998,
  32,505 shares; 1997, 32,208 shares       (966)                           (954)
                                       --------                         -------
     Total common shareholders' equity  196,000                         193,923
                                       --------                         -------
Elizabethtown Water Company:
Cumulative Preferred Stock
$100 par value, authorized, 200,000
 shares; $5.90 series, issued and
 outstanding, 120,00 shares              12,000                          12,000
                                       --------                        --------
Cumulative Preferred Stock:
$25 par value, authorized, 500,000
 shares; none issued

Long-Term Debt:
E'town Corporation:
 6 3/4% Convertible Subordinated
   Debentures, due 2012                  11,286                          11,354
 6.79% Senior Notes, due 2007            10,000                           4,000

Elizabethtown Water Company:
7.20% Debentures, due 2019               10,000                          10,000
7 1/2% Debentures, due 2020              15,000                          15,000
6.60% Debentures, due 2021               10,500                          10,500
6.70% Debentures, due 2021               15,000                          15,000
8 3/4% Debentures, due 2021              27,500                          27,500
8% Debentures, due 2022                  15,000                          15,000
5.60% Debentures, due 2025               40,000                          40,000
Variable Rate Debentures, due 2027       50,000                          50,000
7 1/4% Debentures, due 2028              50,000                          50,000

The Mount Holly Water Company:
Notes Payable (due serially through 2000     53                              57
                                       --------                        --------
     Total long-term debt              254,339                          248,411
       Unamortized discount-net         (1,103)                          (1,113)
                                       --------                        --------
      Total long-term debt-net          253,236                         247,298
                                       --------                        --------
          Total Capitalization         $461,236                        $453,221
                                       ========                        ========

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
   (In Thousands Except Share Amounts)

                                     Three Months Ended            Year Ended
                                         March 31,                 December 31,
                                           1998                        1997
                                        ---------                   ---------
Common Stock:
Balance at Beginning of Period         $153,162                       $ 145,661
Common stock issued under Dividend
 Reinvestment and Stock Purchase
 Plan (1998, 57,518 shares; 1997,
 227,992 shares)                          1,951                           6,980
Issuance of restricted stock (1997,
 4,033 shares)                              123
Exercise of stock options (1998, 3,041
 shares; 1997, 14,685 shares)                82                             398
                                       --------                        ---------
     Balance at End of Period           155,195                         153,162
                                       --------                        --------
Paid-in Capital:                          1,315                           1,315
                                       --------                        --------
Capital Stock Expense:                   (5,160)                         (5,160)
                                       --------                        --------
Retained Earnings:
Balance at Beginning of Period           45,560                          42,434
Net Income                                4,163                          19,260
Dividends on common stock
 (1998, $.51, 1997, $2.04)               (4,107)                        (16,134)
                                       --------                        --------
     Balance at End of Period            45,616                          45,560
                                       --------                        --------
Treasury Stock:
Balance at Beginning of Period             (954)                           (737)
Cost of shares redeemed to exercise stock
 options (1998, 297 shares; 1997, 6,332     (12)                           (217)
                                       --------                        --------
    Balance at End of Period              (966)                           (954)
                                       --------                        --------
    Total Common Shareholders' Equity  $196,000                        $193,923
                                       ========                        ========

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS                        Three Months Ended
         (In Thousands)                                            March 31,
                                                               1998       1997
                                                             -------    -------
Cash Flows From Operating Activities:
Net Income                                                 $   4,163  $   3,470
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               3,158      3,022
    Increase in deferred charges                                (739)      (299)
    Deferred income taxes and investment tax
      credits-net                                                803        678
    Capitalized interest and AFUDC                              (206)      (160)
    Other operating activities-net                               351        148
Change in current assets and current liabilities
 excluding cash, short-term investments and
 current portion of debt:
   Customer and other accounts receivable                       (820)    (1,750)
   Unbilled revenues                                             491        135
   Accounts payable and other liabilities                      1,916     (4,955)
   Accrued/prepaid interest and taxes                          7,861      5,321
   Other                                                        (350)       111
                                                             -------    -------
  Net cash provided by operating activities                   16,628      5,721
                                                             -------    -------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                         2,021      1,803
Proceed from issuance of debentures and other
  long-term debt                                               6,000
Debt and preferred stock issuance and
 amortization costs                                              124        112
Repayment of long-term debt                                      (72)      (116)
Contributions and advances for construction-net                 (926)       235
Net decrease in notes payable - banks                        (12,000)
Dividends paid on common stock                                (4,107)    (3,985)
                                                             -------    -------
 Net cash used by financing activities                        (8,960)    (1,951)
                                                             -------    -------
Cash Flows From Investing Activities:
Utility plant expenditures (excluding allowance
 for funds used during construction)                          (7,314)    (3,466)
Development costs of land (excluding
  capitalized interest)                                          (14)       (37)
                                                             -------    -------
  Cash used for investing activities                          (7,328)    (3,503)
                                                             -------    -------
Net Increase in Cash and Cash Equivalents                        340        267
Cash and Cash Equivalents at Beginning of Period               6,233      3,228
                                                             -------    -------
Cash and Cash Equivalents at End of Period                 $   6,573  $   3,495
                                                             =======    =======
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                $   2,244  $   3,791
       Income taxes                                        $   -0-    $   -0-
       Preferred stock dividends                           $     177  $     177
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
         (In Thousands)

                                       Three Months Ended   Twelve Months Ended
                                            March 31,             March 31,
                                          1998      1997       1998       1997
                                         ------    ------     ------     ------
Operating Revenues                     $ 30,507  $ 30,013  $ 132,282  $ 114,611
                                        -------   -------    -------    -------
Operating Expenses:
Operation                                10,409    10,840     44,870     43,764
Maintenance                               1,455     1,475      6,528      5,860
Depreciation                              3,158     3,022     12,369     10,571
Revenue taxes                             3,846     3,779     16,617     14,371
Real estate, payroll and other taxes        824       804      3,084      2,854
Federal income taxes                      2,413     2,001     11,438      7,906
                                        -------   -------    -------    -------
      Total operating expenses           22,105    21,921     94,906     85,326
                                        -------   -------    -------    -------
Operating Income                          8,402     8,092     37,376     29,285
                                        -------   -------    -------    -------
Other Income (Expense):
Allowance for equity funds used durin
 construction                               115        44        286      2,670
Federal income taxes                        (43)      (46)      (245)    (1,075)
Other - net                                   7        88        413        401
                                        -------   -------    -------    -------
      Total other income (expense)           79        86        454      1,996
                                        -------   -------    -------    -------
Total Operating and Other Income          8,481     8,178     37,830     31,281
                                        -------   -------    -------    -------
Interest Charges:
Interest on long-term debt                3,624     3,253     14,401     13,011
Other interest expense - net                206       986      1,602      3,218
Allowance for funds used during construc    (91)      (35)      (222)    (2,357)
Amortization of debt discount and expens     97        89        384        363
                                        -------   -------    -------    -------
      Total interest charges              3,836     4,293     16,165     14,235
                                        -------   -------    -------    -------
Income Before Preferred Stock Dividen     4,645     3,885     21,665     17,046
Preferred Stock Dividends                   203       203        813        813
                                        -------   -------    -------    -------
EARNINGS APPLICABLE TO COMMON STOCK    $  4,442  $  3,682  $  20,852  $  16,233
                                        =======   =======    =======    =======

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
      (In Thousands)

                                        March 31,                  December 31,
                                          1998                         1997
                                        --------                    ---------
Assets
Utility Plant-At Original Cost:
Utility plant in service               $679,106                        $677,909
Construction work in progress            15,398                           9,300
                                        -------                         -------
      Total utility plant               694,504                         687,209
Less accumulated depreciation
  and amortization                      117,598                         114,424
                                        -------                         -------
      Utility plant-net                 576,906                         572,785
                                        -------                         -------

Non-utility Property                         80                              79
                                        -------                         -------
Current Assets:
Cash and cash equivalents                 4,064                           4,226
Customer and other accounts receivable
 (less reserve: 1998, $613; 1997, $612)  18,225                          17,283
Unbilled revenues                         9,118                           9,663
Materials and supplies-at average cost    2,316                           1,966
Prepaid insurance, taxes, other           1,415                           3,461
                                        -------                         -------
      Total current assets               35,138                          36,599
                                        -------                         -------
Deferred Charges:
Waste residual management                   772                             936
Unamortized debt and preferred
 stock expenses                           9,543                           9,656
Taxes recoverable through future rates   21,439                          21,439
Postretirement benefit expense            3,649                           3,738
Other unamortized expenses                1,837                           1,086
                                        -------                         -------
      Total deferred charges             37,240                          36,855
                                        -------                         -------
             Total                     $649,364                        $646,318
                                        =======                         =======

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
      (In Thousands)
                                        March 31,                  December 31,
                                          1998                         1997
                                        --------                    ---------
Capitalization and Liabilities

Capitalization (Note 3):
Common shareholder's equity            $195,187                        $193,354
Cumulative preferred stock               12,000                          12,000
Long-term debt - net                    231,950                         231,944
                                        -------                         -------
      Total capitalization              439,137                         437,298
                                        -------                         -------
Current Liabilities:
Notes payable - banks                    11,000                          18,000
Long-term debt - current portion             30                              30
Accounts payable and other liabilities   12,927                          10,626
Customers' deposits                         255                             272
Accrued federal income taxes                223
Municipal and state taxes accrued        20,832                          16,817
Interest accrued                          4,900                           3,120
Preferred stock dividends accrued            59                              59
                                        -------                         -------
     Total current liabilities           50,226                          48,924
                                        -------                         -------
Deferred Credits:
Customers' advances for construction     38,205                          39,131
Federal income taxes                     68,651                          67,851
Unamortized investment tax credits        8,025                           8,042
Accumulated postretirement benefits       4,257                           4,209
                                        -------                         -------
      Total deferred credits            119,138                         119,233
                                        -------                         -------
Contributions in Aid of Construction     40,863                          40,863
                                        -------                         -------
Commitments and Contingent Liabilities
                                        -------                         -------
                Total                  $649,364                        $646,318
                                        =======                         =======

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
  (In Thousands Except Share Amounts)

                                        March 31,                  December 31,
                                          1998                         1997
                                        --------                    ---------
Common Shareholder's Equity:
Common stock without par value,
 authorized, 10,000,000 shares,
 issued 1998 and 1997, 1,974,902
 shares                                $ 15,741                        $ 15,741
Paid-in capital                         126,058                         124,560
Capital stock expense                      (485)                           (485)
Retained earnings                        53,873                          53,538
                                        -------                         -------
   Total common shareholder's equit     195,187                         193,354
                                        -------                         -------
Cumulative Preferred Stock
 $100 par value, authorized, 200,000
 shares; $5.90 series, issued and
 outstanding, 120,000 shares             12,000                          12,000

Cumulative Preferred Stock:
  $25 par value, authorized, 500,000
  shares; none issued
                                        -------                         -------
Long-Term Debt:
 7.20% Debentures, due 2019              10,000                          10,000
 7 1/2% Debentures, due 2020             15,000                          15,000
 6.60% Debentures, due 2021              10,500                          10,500
 6.70% Debentures, due 2021              15,000                          15,000
 8 3/4% Debentures, due 2021             27,500                          27,500
 8% Debentures, due 2022                 15,000                          15,000
 5.60% Debentures, due 2025              40,000                          40,000
 Variable Rate Debentures, due 2027      50,000                          50,000
 7 1/4% Debentures, due 2028             50,000                          50,000

The Mount Holly Water Company:
Notes Payable (due serially through 2000     53                              57
                                        -------                         -------
       Total long-term debt             233,053                         233,057
 Unamortized discount-net                (1,103)                         (1,113)
                                        -------                         -------
        Total long-term debt-net        231,950                         231,944
                                        -------                         -------
             Total Capitalization      $439,137                        $437,298
                                        =======                         =======

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                   Three Months Ended               Year Ended
                                       March 31,                   December 31,
                                         1998                          1997
                                       -------                       -------

Common Stock:                          $ 15,741                        $ 15,741
                                        -------                         -------
Paid-in Capital:
Balance at Beginning of Period          124,560                         117,457
Capital contributed by parent company     1,498                           7,103
                                        -------                         -------
Balance at End of Period                126,058                         124,560
                                        -------                         -------
Capital Stock Expense:                     (485)                           (485)
                                        -------                         -------
Retained Earnings:
Balance at Beginning of Period           53,538                          49,580
Earnings applicable to common stock       4,645                          20,905
Dividends on common stock                (4,107)                        (16,134)
Dividends on preferred stock               (203)                           (813)
                                        -------                         -------
Balance at End of Period                 53,873                          53,538
                                        -------                         -------
Total Common Shareholder's Equity      $195,187                        $193,354
                                        =======                         =======

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS                       Three Months Ended
         (In Thousands)                                           March 31,
                                                               1998       1997
                                                             -------    -------
Cash Flows From Operating Activities:
Income before preferred stock dividends
 of subsidiary                                             $   4,645   $  3,885
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                                 3,158      3,022
  Increase in deferred charges                                  (587)      (289)
  Deferred income taxes and investment tax
   credits-net                                                   783        679
  Allowance for funds used during construction                  (206)       (79)
  Other operating activities-net                                 120        113
Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt:
   Customer and other accounts receivable                       (942)      (300)
   Unbilled revenues                                             545        135
   Accounts payable and other liabilities                      2,284     (5,924)
   Accrued/prepaid interest and taxes                          8,064      5,623
   Other                                                        (350)       111
                                                             -------     ------
Net cash provided by operating activities                     17,514      6,976
                                                             -------     ------
Cash Flows From Financing Activities:
Capital contributed by parent company                          1,498        500
Debt and preferred stock issuance and
 amortization costs                                              113        105
Repayment of long-term debt                                       (4)        (4)
Contributions and advances for construction-net                 (926)       235
Net increase in notes payable - banks                         (7,000)
Dividends paid on common and preferred stock                  (4,284)    (4,162)
                                                             -------     ------
Net cash used by financing activities                        (10,603)    (3,326)
                                                             -------     ------
Cash Flows From Investing Activities:
Utility plant expenditures (excluding allowance
 for funds used during construction)                          (7,073)    (3,466)
                                                             -------     ------
Cash used for investing activities                            (7,073)    (3,466)
                                                             -------     ------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                               (162)       184
Cash and Cash Equivalents at
  Beginning of Period                                          4,226      3,122
                                                             -------     ------
Cash and Cash Equivalents at End of Period                 $   4,064   $  3,306
                                                             =======     ======
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                $   2,049   $  3,482
       Income taxes                                        $     -0-   $    -0-
       Preferred stock dividends                           $     177   $    177
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

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The Notes to Consolidated Financial Statements accompanying the 1997 Annual Report to Shareholders and the 1997 Form 10-K should be read in conjunction with this report.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     New Accounting Pronouncements
     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the relative immateriality of the Corporation's business segments, no additional disclosures are required.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans.

     In March 1998, the American Institute of Certified Public
     Accountants (AICPA) issued Statement of Position (SOP) 98-1,
     "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred.

     The Corporation is currently assessing the impact of these SOPs however, the adoption of SOPs 98-1 and 98-5 is not expected to have a material impact on the financial statements.

3.   CAPITALIZATION
     E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $1.5 million from the DRP proceeds of $2.0 million to Elizabethtown for the three months ended March 31, 1998. The remaining $.5 million of DRP proceeds were used to fund working capital requirements of the Corporation.

4.   LONG-TERM DEBT
     In December 1997, E'town signed an agreement to issue $12 million of 6.79% Senior Notes due December 15, 2007. E'town issued $4 million of these notes in December 1997. The proceeds of the notes were used to make capital contributions to Elizabethtown for purposes of financing its ongoing capital program. E'town issued $6 million of these notes in January 1998 for purposes of repaying E'town's outstanding short-term debt and expects to issue the remaining $2.0 million of notes later in May 1998. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of March 31, 1998, the fixed charges coverage ratio was 2.7 to 1 and the debt to total capitalization ratio was .58 to 1, calculated in accordance with the Note Agreement.

5.   LINES OF CREDIT
     E'town has $87.5 million of uncommitted lines of credit with several banks, of which $82.5 million was available to Elizabethtown as of March 31, 1998. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock and issuances of short-and long-term debt by E'town, are expected to be sufficient to finance the Corporation's capital needs.

6.   EARNINGS PER SHARE
     Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, which assume that all stock options are exercised. Reference is made to Exhibit 11 for the computations of earnings per share.

7.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utililty Property and Other Investments at March 31, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

     Also included in Non-utility Property and Other Investments at March 31, 1998 is $12.79 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals were being sought. Based upon independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1998. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

     One of the real estate parcels was sold in June 1997 for $.4 million, resulting in a gain of less than $.1 million. E'town and Properties are proceeding with plans to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

     In 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement intended that the transaction would close prior to December 31, 1996. The developer had been unable to obtain approval from the municipality for an appropriate number of buildable units. All of the material issues have been resolved and a sale is expected to be consummated in 1998.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

8.   REGULATORY MATTERS
     Rates

     In December 1997, the BPU adopted an Order for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the recovery of costs associated with SFAS No. 106 currently recovered in rates and the full SFAS No. 106 expense on an accrual basis. The total increases in annual operating revenues resulting from these petitions are $.39 million for Elizabethtown and $.02 million for Mount Holly.

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

     In September 1995, the New Jersey Department of Environmental Protection (DEP) granted Mount Holly a water allocation permit for four wells that are to be the water supply for the Mansfield Project. In October 1995, another water purveyor requested of the DEP, and was subsequently granted, an adjudicatory hearing in opposition to the permit. In August 1997, Mount Holly settled this matter by entering into an agreement with the other water purveyor and the DEP.

     On March 19, 1998, Mount Holly began taking water under this agreement. Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period to include the later of two years or the date the Mansfield Project is placed into service.

     As a result of the agreement Mount Holly expects to continue with its plan to construct the Mansfield Project subject to an acknowledgement by the BPU and the parties to Mount Holly's last rate case of the need for the Mansfield Project. This acknowledgement should also clarify the need for and cost-effectiveness of the Mansfield Project as the method for Mount Holly to meet the state restrictions on well water diversions.

     In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. The petition requests an increase in annual operating revenues of approximately $1.3 million or 40.3%. Mount Holly has requested deferred accounting treatment, in its PWAC petition, for the cost of the purchased water until such time as the rate increase under the PWAC becomes effective. This methodology would ensure that the recording of the revenues under the PWAC petition would coincide with the recording of the purchased water expenses under the settlement agreement. As of March 31, 1998, Mount Holly has deferred less than $.1 million for water purchased from the period March 19, 1998 to March 31, 1998. Mount Holly is currently awaiting a decision regarding its PWAC petition.

     In the second quarter of 1998, Mount Holly expects to file a petition with the BPU for a rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project. A decision is expected by the end of 1998. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project, as well as other increases in construction, financing and operating costs, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

9.   COMMITMENTS AND CONTINGENT LIABILITIES
     E'town has completed negotiations with the City of Elizabeth, New Jersey to operate its water system under a 40-year contract. The contract has been approved by the city council and a public hearing has been held. We are awaiting final regulatory and council approval. The contract would require E'town to make payments to the City of $19.0 million on June 1, 1998, $12.0 million on July 1, 1999 and $19.0 million on July 1, 2000. E'town would receive all revenues generated as a resulted of operating the system and would incur all operating expenses. E'town would be responsible for replacing meters within the water system over a 40-year period at an estimated cost of $7 million. Other capital improvements would be the responsibility of the City of Elizabeth.

     In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater Group (AWG) to form a New Jersey limited liability company, Applied Watershed Management, LLC (AWM). AWG is a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town has determined it is in the Corporation's long-term interest to exercise an option to purchase the operations of AWG to provide a full complement of water and wastewater services and on March 6, 1998, exercised such option. A closing is expected in the second quarter of 1998. The purchase price is expected to be approximately $7 million, payable in E'town Corporation Common Stock.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) and E'town Properties, Inc. (Properties) and owner of a 65% interest in Applied Watershed Management, LLC (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for 1997. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at March 31, 1998, and the results of operations for the three and twelve months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program
Capital expenditures, primarily for water utility plant, were $7.3 million for the first three months of 1998. For the three years ending December 31, 2000, capital and investment requirements for E'town are estimated to be $142.0 million, consisting of (i) expenditures for water utility plant ($112.7 million for Elizabethtown and $21.9 million for Mount Holly) and,
(ii) investments in non-regulated water and wastewater operations including systems operated by E'town or its subsidiaries under privatization contracts ($7.4 million). These estimates do not include any amounts for the proposed Elizabeth contract (discussed below) or possible additional acquisition activities in the three-year period.

Elizabethtown
While Elizabethtown's projected capital outlays have dropped from recent years now that the Canal Road Water Treatment Plant (Plant) is completed, Elizabethtown's facilities will continue to be upgraded and expanded to handle customer growth. Elizabethtown's three-year capital program includes $62.0 million for routine projects (services, hydrants and main extensions not funded by developers) and $50.7 million for transmission system upgrades, a new operations center and other projects. Elizabethtown expects to file for rate relief periodically to ensure that such costs are adequately reflected in rates. (See Economic Outlook.)

Mount Holly
During the next three years, Mount Holly expects to spend $21.9 million, primarily for an additional supply source (the Mansfield Project) to comply with state regulations designed to prevent further depletion of a local aquifer. Mount Holly plans to file for rate relief to recover these costs, as well as to increase the rates of return realized by Mount Holly and, therefore, Mount Holly's contribution to E'town's earnings per share.
Under an August 1997 settlement agreement among Mount Holly, the New Jersey Department of Environmental Protection (DEP) and a regional purveyor, Mount Holly began purchasing 1.0 million gallons per day from the regional purveyor on March 19, 1998 and expects to continue to purchase this amount until the Mansfield Project is constructed in approximately two years.

As a result of the settlement agreement, Mount Holly expects to continue with its plan to construct the Mansfield Project. The New Jersey Board of Public Utilities (BPU) and the parties to Mount Holly's last rate case are participating in a proceeding connected with the second phase of a 1995 rate case to clarify the need for, and cost-effectiveness of, the Mansfield Project.

In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. The petition requests an increase in annual operating revenues of approximately $1.3 million or 40.3%. Mount Holly has requested deferred accounting treatment, in its PWAC petition, for the cost of the purchased water until such time as the rate increase under the PWAC becomes effective. This methodology would ensure that the recording of the revenues under the PWAC petition would coincide with the recording of the purchased water expenses under the settlement agreement. As of March 31, 1998, Mount Holly has deferred less than $.1 million for water purchased from the period March 19, 1998 to March 31, 1998. Mount Holly is currently awaiting a decision regarding its PWAC petition.

In the second quarter of 1998, Mount Holly expects to file a petition with the BPU for a rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project. A decision is expected by the end of 1998. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project, as well as other increases in construction, financing and operating costs, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

Capital Resources
For the three-year period ending December 31, 2000, E'town estimates that 50.2% of its currently projected consolidated capital expenditures and investments are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. Additional external financing may be required to finance payments required by the proposed Elizabeth contract (discussed below) and future acquisitions or investments in the three-year period. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. Mount Holly has applied to the DEP State Revolving Fund Program for low interest funding (approximately 3% to 3.5%) for the Mansfield Project.

E'town has completed negotiations with the City of Elizabeth, New Jersey to operate its water system under a 40-year contract. The contract has been approved by the city council and a public hearing has been held. We are awaiting final regulatory and council approval. The contract would require E'town to make payments to the City of $19.0 million on June 1, 1998, $12.0 million on July 1, 1999 and $19.0 million on July 1, 2000. E'town would receive all revenues generated as a resulted of operating the system and would incur all operating expenses. E'town would be responsible for replacing meters within the water system over a 40-year period at an estimated cost of $7 million. Other capital improvements would be the responsibility of the City of Elizabeth.

In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater Group (AWG) to form a New Jersey limited liability company, Applied Watershed Management, LLC (AWM). AWG is a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town has determined it is in the Corporation's long-term interest to exercise an option to purchase the operations of AWG to provide a full complement of water and wastewater services and on March 6, 1998, exercised such option. A closing is expected in the second quarter of 1998. The purchase price is expected to be approximately $7 million, payable in E'town Corporation Common Stock.

RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1998 was $4.2 million or $.52 per share as compared to $3.5 million or $.44 per share for the same period in 1997. Net income for the twelve months ended March 31, 1998 was $20.0 million or $2.50 per share as compared to $15.4 million or $1.99 per share for the same period in 1997. Net income increased for the three month period primarily due to higher revenues primarily due to the operations of Edison Water Company, and lower interest costs due to a refinancing in June 1997. Revenues for Elizabethtown Water Company were comparable to those of the same period in 1997. These changes were partially offset by an increase in operating expenses. The increase in net income for the twelve month period reflects a full year of Elizabethtown's base rate increase effective October 1996 for the new Canal Road Plant, favorable 1997 summer weather resulting in higher water consumption and cost savings in labor and other operating and interest costs.

Operating Revenues increased $1.1 million or 3.8% and $20.2 million or 17.6% for the three and twelve months ended March 31, 1998, respectively, compared to the same periods in 1997. The increase for the three month period resulted primarily from revenues of Edison Water Company which began operation in July 1997. The increase for the twelve month period was comprised of $13.0 million from Elizabethtown's rate increase effective October 1996 and increased water consumption of $7.2 million, of which $4.0 million was contributed by Edison Water Company.

Operation Expenses increased less than $.1 million or .3% and $3.1 million or 6.8% for the three and twelve months ended March 31, 1998, respectively, compared to the same periods in 1997. The small increase for the three month period is comprised of an increase for the operations of Edison Water Company which was substantially offset by lower labor and other operating costs of Elizabethtown and Mount Holly resulting primarily from mild winter weather in 1998. The increase for the twelve month period is due primarily to increased operating costs resulting from operation of the Plant, which went into service in October 1996, in addition to information technology expenditures and other administrative costs.

Maintenance Expenses increased $.1 million or 6.4% and $.8 million or 14.3% for the three and twelve months ended March 31, 1998, respectively, over the comparable 1997 amounts. The increase for the three month period is due to scheduled maintenance functions throughout the treatment and distribution system. The increase for the twelve month period is due primarily due to costs associated with the Plant. The increase for the twelve month period also includes $.4 million related to the costs of determining the most cost-effective method of disposing of byproducts (waste residuals) generated from the water treatment process at the Raritan-Millstone Plant.

Depreciation Expense increased $.1 million or 4.5% and $2.0 million or 18.6% for the three and twelve months ended March 31, 1998, respectively, over the comparable 1997 amounts. The increases were due primarily to a higher level of depreciable plant in service. The higher level of depreciable plant for the twelve month period was primarily related to the Plant.

Revenue Taxes increased $.1 million, or 1.8% and $2.2 million or 15.6% for the three and twelve month periods ended March 31, 1998, respectively, compared to the same periods in 1997 due to the increases in operating revenues discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses increased by less than $.1 million or 2.8% and $.2 million or 8.1% for the three and twelve month periods, respectively. The increase for the twelve month period is due primarily to increased property taxes associated with the Plant.

Federal Income Taxes as a component of operating expenses increased $.3 million or 18.3% and $3.5 million or 47.6% for the three and twelve months ended March 31, 1998, respectively, over the comparable 1997 amounts due to the changes in the components of taxable income discussed herein.

Other Income (Expense) increased $.1 million or 70.7% and decreased $1.48 million or 62.8%, for the three and twelve month periods ended March 31, 1998, respectively, compared to the same periods in 1997. The decrease for the twelve month period is due primarily to the reduction in AFUDC, the largest portion of which was recorded while the Plant was under construction. These decreases were offset by the decreases in associated federal income taxes.

Total Interest Charges decreased $.2 million or 4.5% and increased $2.4 million or 16.3% for the three and twelve month periods ended March 31, 1998, respectively, compared to the same periods in 1997. The decrease for the three month period is due primarily to a refinancing in June 1997. The decrease for the twelve month period is due primarily to a reduction in the debt component of AFUDC. This reduction in AFUDC was related to the completion of the Plant in October 1996.

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

E'town Corporation and Subsidiaries
Consolidated earnings for E'town for the next several years will be determined by related but different strategies for the regulated and non-regulated businesses. For Elizabethtown and Mount Holly, management will continue to focus on expansion efforts to increase sales, as well as on controlling costs through productivity improvements so that realized returns remain comparable to authorized levels. For the non-regulated businesses, management seeks to invest in water and wastewater assets (including municipal privatization contracts, as well as designing, constructing, operating and purchasing wastewater assets through the proposed AWG acquisition) which produce a current return. Capital to finance investments in both the regulated and non-regulated businesses will be raised from external sources and from the sale of real estate parcels owned by E'town and Properties.

E'town expects earnings from the regulated operations to be somewhat lower in 1998, based on an assumed return to normal weather patterns after the unusually dry summer in 1997 and because Elizabethtown will be completing its second year since its last rate adjustment. However, consistent with E'tow's strategy to sell its real estate properties (discussed below) management expects to realize gains from property sales in 1998. Based upon these factors, management currently expects earnings per share to be similar to those reported for 1997.

Elizabethtown and Subsidiary - Regulated Utilities
Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown achieved an actual return on common equity of 11.0%. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts, as well as rate relief later in the year.

Mount Holly earned a rate of return on common equity of 2.8% in 1997, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1997. Management expects Mount Holly to increase its contribution to E'town's earnings per share later in 1998 and into 1999 upon receipt of additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels.

E'town and Properties
The activities of E'town and Properties are not regulated by the BPU.

Properties
E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.8 million in Non-Utility Property and Other Investments -- Net, in the Consolidated Balance Sheets of E'town at March 31, 1998. E'town and Properties are proceeding with plans to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

Properties had previously entered into a contract to sell another parcel to a developer. The parties expected that the contract would close in 1996, but the developer was unable to obtain the required municipal approvals. The contract has been extended and all the material issues appear to have been resolved. Properties expects to close on several parcels during 1998, including the parcel described above which, if consummated, would result in a gain.

The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1998.

Included in Non-utililty Property and Other Investments at March 31, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

E'town will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals, when appropriate, and of its investment in SEGS based on information provided by SEGS management.

New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the relative immateriality of the Corporation's business segments, no additional disclosures are required.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Star-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred.

The Corporation is currently assessing the impact of these SOPs however, the adoption of SOPs 98-1 and 98-5 is not expected to have a material impact on the financial statements.

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


Date: May 13, 1998

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