Form 10-Q
period 1998-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1998-08-14
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       June 30, 1998
 E'town Corporation (without par value)            8,344,967
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            17

PART II - OTHER INFORMATION                                            23

      Items 1 - 5

      Item 6 (a) - Exhibits                                            23
             (b) - Reports on Form 8-K                                 23

      SIGNATURES                                                       24

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
          (Unaudited)
                                       Three Months Ended Six Months Ended Twelve Months Ended
                                              June 30,         June 30,          June 30,
                                           1998     1997    1998    1997     1998     1997

---------------------------------------------------------------------------------------------
Operating Revenues                       $33,609  $32,463 $64,876  $62,584 $136,118 $119,968
---------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                               11,865   11,652  23,021   22,772   48,231   45,681
  Maintenance                              1,665    1,748   3,234    3,223    6,617    5,984
  Depreciation                             3,175    3,035   6,333    6,057   12,672   11,239
  Revenue taxes                            4,082    4,064   7,928    7,843   16,635   14,997
  Real estate, payroll and other taxes       770      834   1,616    1,657    3,111    2,953
  Federal income taxes                     2,676    2,345   4,913    4,236   11,164    7,954
---------------------------------------------------------------------------------------------
        Total operating expenses          24,233   23,678  47,045   45,788   98,430   88,808
---------------------------------------------------------------------------------------------
Operating Income                           9,376    8,785  17,831   16,796   37,688   31,160
---------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                             164       54     279       98      396    1,609
  Federal income taxes                      (166)     (91)   (236)    (132)    (512)    (820)
  Other - net                                309      208     391      282    1,062      737
---------------------------------------------------------------------------------------------
        Total other income (expense)         307      171     434      248      946    1,526
---------------------------------------------------------------------------------------------
Total Operating and Other Income           9,683    8,956  18,265   17,044   38,634   32,686
---------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt               4,048    3,588   8,033    7,035   15,805   13,932
  Other interest expense - net               286      786     500    1,772    1,287    3,451
  Capitalized interest                      (125)    (124)   (216)    (240)    (414)  (1,762)
  Amortization of debt discount
   and expense-net                           109       98     217      196      432      398
---------------------------------------------------------------------------------------------
        Total interest charges             4,318    4,348   8,534    8,763   17,110   16,019
---------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                           5,365    4,608   9,731    8,281   21,524   16,667
Preferred Stock Dividends                    203      203     406      406      813      813
---------------------------------------------------------------------------------------------
Net Income                               $ 5,162  $ 4,405 $ 9,325  $ 7,875 $ 20,711 $ 15,854
=============================================================================================

Earnings Per Share of Common Stock:
---------------------------------------------------------------------------------------------
      Basic                              $ 0.$63  $  0.56 $  1.15  $  1.01 $   2.57 $   2.03
      Diluted                            $ 0.$62  $  0.55 $  1.15  $  1.00 $   2.54 $   2.02
---------------------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
---------------------------------------------------------------------------------------------
      Basic                                8,161    7,884   8,109    7,808   8,059     7,770
      Diluted                              8,464    8,200   8,415    8,158   8,364     8,094
---------------------------------------------------------------------------------------------

Dividends Paid Per Common Share          $  0.51  $  0.51 $  1.02  $  1.02 $  2.04  $   2.04
=============================================================================================

See Notes to Consolidated Financial Statements.

                                           -1-

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
        (In Thousands)
                                                            June 30,             December 31,
                                                              1998                  1997
Assets                                                     (Unaudited)

---------------------------------------------------------------------------------------------

Utility Plant-At Original Cost:
   Utility plant in service                               $679,284                 $ 678,590
   Construction work in progress                           26,314                      9,336
---------------------------------------------------------------------------------------------
         Total utility plant                               705,598                   687,926
   Less accumulated depreciation and amortization          120,872                   114,587
---------------------------------------------------------------------------------------------
         Utility plant-net                                 584,726                   573,339
---------------------------------------------------------------------------------------------


Non-utility Property and Other
   Investments - Net                                       46,061                     20,016
---------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                4,726                      6,233
   Short-term investments                                      38                         31
   Customer and other accounts receivable
    (less reserve: 1998, $634, 1997, $612)                 17,895                     17,539
   Unbilled revenues                                       11,869                     10,412
   Materials and supplies-at average cost                   2,456                      1,966
   Prepaid insurance, taxes, other                          1,335                      3,733
---------------------------------------------------------------------------------------------
         Total current assets                              38,319                     39,914
---------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                  648                        936
   Unamortized debt and preferred stock expenses           10,015                     10,263
   Taxes recoverable through future rates                  21,439                     21,439
   Postretirement benefit expense                           3,562                      3,738
   Other unamortized expenses                               3,474                      1,259
---------------------------------------------------------------------------------------------
         Total deferred charges                            39,138                     37,635
---------------------------------------------------------------------------------------------
             Total                                        $708,244                 $ 670,904
=============================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
         (In Thousands)
                                                            June 30,             December 31,
                                                              1998                  1997
Capitalization and Liabilities                             (Unaudited)
---------------------------------------------------------------------------------------------
Capitalization (Notes 3 and 7):
      Common shareholders' equity                         $206,126                 $ 193,923
      Cumulative preferred stock                           12,000                     12,000
      Long-term debt - net                                 255,211                   247,298
---------------------------------------------------------------------------------------------
            Total capitalization                           473,337                   453,221
---------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks (Note 5)                       34,000                     23,000
      Long-term debt - current portion                         30                         30
      Accounts payable and other liabilities               12,459                     11,569
      Customers' deposits                                     250                        272
      Municipal and state taxes accrued                    17,590                     16,817
      Interest accrued                                      3,395                      3,456
      Preferred stock dividends accrued                        59                         59
---------------------------------------------------------------------------------------------
            Total current liabilities                      67,783                     55,203
---------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                 42,143                     39,131
      Federal income taxes                                 71,425                     69,916
      State income taxes                                      196                        196
      Unamortized investment tax credits                    8,075                      8,042
      Accumulated postretirement benefits                   4,422                      4,332
---------------------------------------------------------------------------------------------
            Total deferred credits                         126,261                   121,617
---------------------------------------------------------------------------------------------


Contributions in Aid of Construction                       40,863                     40,863
---------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------
                Total                                     $708,244                 $ 670,904
=============================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
   (In Thousands Except Share Amounts)
                                                            June 30,             December 31,
                                                              1998                   1997
                                                           (Unaudited)

---------------------------------------------------------------------------------------------
 E'town Corporation:
     Common Shareholders' Equity:
        Common stock without par value, authorized,
         15,000,000 shares, issued 1998, 8,377,521
         shares; 1997, 8,054,461 shares                  $164,400                 $ 153,162
        Paid-in capital                                     1,315                      1,315
        Capital stock expense                              (5,160)                    (5,160)
        Retained earnings                                  46,539                     45,560
        Less cost of treasury stock; 1998, 32,554
         shares; 1997, 32,208 shares                         (968)                      (954)
---------------------------------------------------------------------------------------------
            Total common shareholders' equity              206,126                   193,923
---------------------------------------------------------------------------------------------

 Elizabethtown Water Company:
     Cumulative Preferred Stock
        $100 par value, authorized, 200,000 shares;
         $5.90 series, issued and outstanding,
         120,000 shares                                    12,000                     12,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000 shares;
         none issued
---------------------------------------------------------------------------------------------

 Long-Term Debt (Note 4):
       E'town Corporation:
          6 3/4% Convertible Subordinated Debentures,
           due 2012                                        11,256                     11,354
          6.79% Senior Notes, due 2007                     12,000                      4,000

       Elizabethtown Water Company:
          7.20% Debentures, due 2019                       10,000                     10,000
          7 1/2% Debentures, due 2020                      15,000                     15,000
          6.60% Debentures, due 2021                       10,500                     10,500
          6.70% Debentures, due 2021                       15,000                     15,000
          8 3/4% Debentures, due 2021                      27,500                     27,500
          8% Debentures, due 2022                          15,000                     15,000
          5.60% Debentures, due 2025                       40,000                     40,000
          7 1/4% Debentures, due 2028                      50,000                     50,000
          Variable Rate Debentures, due 2027               50,000                     50,000

  The Mount Holly Water Company:
          Notes Payable (due serially through 2000)            48                         57
---------------------------------------------------------------------------------------------
              Total long-term debt                         256,304                   248,411
          Unamortized discount-net                         (1,093)                    (1,113)
---------------------------------------------------------------------------------------------
              Total long-term debt-net                     255,211                   247,298
---------------------------------------------------------------------------------------------
                 Total Capitalization                     $473,337                 $ 453,221
=============================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
    (In Thousands Except Share Amounts)
                                                         Six Months Ended         Year Ended
                                                             June 30,             December 31,
                                                              1998                   1997
                                                           (Unaudited)

---------------------------------------------------------------------------------------------
Common Stock:
       Balance at Beginning of Period                    $153,162                  $ 145,661
       Common stock issued under Dividend Reinvestment
        and Stock Purchase Plan (1998, 59,643 shares;
        1997, 227,992 shares)                               3,990                      6,980
       Redemption of Convertible Debentures                    20
       Issuance of restricted stock for
        Incentive Compensation (1998, 9,784 shares;
        1997, 4,033 shares)                                   339                        123
       Issuance of restricted stock for Acquisition
        (1998, 185,005 shares) (Note 7)                     6,607
       Exercise of stock options (1998, 7,569 shares;
        1997, 14,685 shares)                                  282                        398
---------------------------------------------------------------------------------------------
       Balance at End of Period                            164,400                   153,162
---------------------------------------------------------------------------------------------

Paid-in Capital:                                            1,315                      1,315
---------------------------------------------------------------------------------------------

Capital Stock Expense:                                     (5,160)                    (5,160)
---------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                      45,559                     42,434
       Net Income                                           9,325                     19,260
       Dividends on common stock (1998, $1.02, 1997, $2.04)(8,345)                   (16,134)
---------------------------------------------------------------------------------------------
       Balance at End of Period                            46,539                     45,560
---------------------------------------------------------------------------------------------

Treasury Stock:
       Balance at Beginning of Period                        (954)                      (737)
       Cost of shares redeemed to exercise stock
        options (1998, 346 shares; 1997, 6,332 shares)        (14)                      (217)
---------------------------------------------------------------------------------------------
       Balance at End of Period                              (968)                      (954)
---------------------------------------------------------------------------------------------

          Total Common Shareholders' Equity               $206,126                 $ 193,923
=============================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
        (In Thousands)
          (Unaudited)
                                                                           Six Months Ended
                                                                               June 30,
                                                                             1998     1997
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                            $   9,325  $  7,875
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                          6,333     6,057
       Increase in deferred charges                                         (1,932)     (439)
       Deferred income taxes and investment tax
         credits-net                                                         1,542     1,287
       Capitalized interest and AFUDC                                         (495)     (338)
       Other operating activities-net                                          575       138
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                               (356)   (2,148)
         Unbilled revenues                                                  (1,457)   (1,311)
         Accounts payable and other liabilities                                867    (4,780)
         Accrued/prepaid interest and taxes                                  3,110     3,652
         Other                                                                (490)      304
---------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          17,022    10,297
---------------------------------------------------------------------------------------------
Cash Flows Provided by Financing Activities:
    Proceeds from issuance of common stock                                   4,617     3,585
    Proceed from issuance of debentures                                               50,000
    Debt and preferred stock issuance and
      amortization costs                                                       248      (744)
    Issuance of long-term debt                                               8,000
    Repayment of long-term debt                                               (107)     (171)
    Contributions and advances for construction-net                          3,012       946
    Net increase (decrease) in notes payable - banks                        11,000   (42,500)
    Dividends paid on common stock                                          (8,345)   (8,004)
---------------------------------------------------------------------------------------------
          Net cash provided by financing activities                         18,425     3,112
---------------------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
    Utility plant expenditures (excluding allowance
     for funds used during construction)                                    (17,225)  (6,782)
    Purchase of privatization contracts                                     (19,729)  (5,702)
    Proceeds from sale of land                                                           440
    Development costs of land (excluding
      capitalized interest)                                                              (61)
---------------------------------------------------------------------------------------------
         Cash used for investing activities                                 (36,954) (12,105)
---------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                          (1,507)    1,304
Cash and Cash Equivalents at
  Beginning of Period                                                        6,233     3,228
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                               $   4,726  $  4,532
=============================================================================================

Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                              $ 8,101    $  8,756
       Income taxes                                                      $ 1,800    $   -0-
       Preferred stock dividends                                         $   354    $    354
See Notes to Consolidated Financial Statements.

                                           -6-




ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
         (In Thousands)
           (Unaudited)
                                        Three Months Ended Six Months Ended Twelve Months Ended
                                             June 30,         June 30,          June 30,
                                           1998     1997    1998    1997     1998     1997

---------------------------------------------------------------------------------------------
Operating Revenues                       $32,739 $ 32,333 $63,246 $62,346 $132,688  $119,681
---------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                               11,120   11,174  21,529  22,014   44,816    44,253
  Maintenance                              1,404    1,748   2,859   3,223    6,184     5,984
  Depreciation                             3,158    3,035   6,316   6,057   12,492    11,239
  Revenue taxes                            4,082    4,064   7,928   7,843   16,635    14,997
  Real estate, payroll and other taxes       749      813   1,573   1,617    3,020     2,866
  Federal income taxes                     2,892    2,518   5,305   4,519   11,812     8,559
---------------------------------------------------------------------------------------------
        Total operating expenses          23,405   23,352  45,510  45,273   94,959    87,898
---------------------------------------------------------------------------------------------
Operating Income                           9,334    8,981  17,736  17,073   37,729    31,783
---------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                             164       54     279      98      396     1,609
  Federal income taxes                      (125)     (55)   (168)   (101)    (315)     (691)
  Other - net                                192      104     199     192      501       366
---------------------------------------------------------------------------------------------
        Total other income (expense)         231      103     310     189      582     1,284
---------------------------------------------------------------------------------------------
Total Operating and Other Income           9,565    9,084  18,046  17,262   38,311    33,067
---------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt               3,713    3,394   7,337   6,647   14,720    13,152
  Other interest expense - net               192      781     398   1,767    1,013     3,447
  Allowance for funds used during
   construction                             (125)     (42)   (216)    (77)    (305)   (1,438)
  Amortization of debt discount
   and expense-net                            98       89     195     178      393       364
---------------------------------------------------------------------------------------------
        Total interest charges             3,878    4,222   7,714   8,515   15,821    15,525
---------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends    5,687    4,862  10,332   8,747   22,490    17,542
Preferred Stock Dividends                    203      203     406     406      813       812
---------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK      $ 5,484 $  4,659 $ 9,926 $ 8,341 $ 21,677  $ 16,730
=============================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
          (In Thousands)
                                                            June 30,              December 31,
                                                              1998                     1997
Assets                                                     (Unaudited)

---------------------------------------------------------------------------------------------
Utility Plant-At Original Cost:
   Utility plant in service                               $678,603                 $ 677,909
   Construction work in progress                           25,697                      9,300
---------------------------------------------------------------------------------------------
         Total utility plant                               704,300                   687,209
   Less accumulated depreciation and amortization          120,838                   114,424
---------------------------------------------------------------------------------------------
         Utility plant-net                                 583,462                   572,785
---------------------------------------------------------------------------------------------


Non-utility Property                                           80                         79
---------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                3,338                      4,226
   Customer and other accounts receivable
    (less reserve: 1998, $634, 1997, $612)                 15,607                     17,283
   Unbilled revenues                                       10,815                      9,663
   Materials and supplies-at average cost                   2,456                      1,966
   Prepaid insurance, taxes, other                          1,182                      3,461
---------------------------------------------------------------------------------------------
         Total current assets                              33,398                     36,599
---------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                  648                        936
   Unamortized debt and preferred stock expenses            9,431                      9,656
   Taxes recoverable through future rates                  21,439                     21,439
   Postretirement benefit expense                           3,562                      3,738
   Other unamortized expenses                               2,830                      1,086
---------------------------------------------------------------------------------------------
         Total deferred charges                            37,910                     36,855
---------------------------------------------------------------------------------------------
             Total                                        $654,850                 $ 646,318
=============================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
         (In Thousands)

                                                           June 30,              December 31,
Capitalization and Liabilities                               1997                    1997
                                                         (Unaudited)
---------------------------------------------------------------------------------------------
Capitalization (Note 3):
      Common shareholder's equity                        $199,142                  $ 193,354
      Cumulative preferred stock                           12,000                     12,000
      Long-term debt - net                                231,955                    231,944
---------------------------------------------------------------------------------------------
            Total capitalization                          443,097                    437,298
---------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks                                15,000                     18,000
      Long-term debt - current portion                         30                         30
      Accounts payable and other liabilities               10,654                     10,626
      Customers' deposits                                     250                        272
      Municipal and state taxes accrued                    17,604                     16,817
      Federal income taxes accrued                            457
      Interest accrued                                      2,982                      3,120
      Preferred stock dividends accrued                        59                         59
---------------------------------------------------------------------------------------------
            Total current liabilities                      47,036                     48,924
---------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                 42,143                     39,131
      Federal income taxes                                 69,333                     67,851
      Unamortized investment tax credits                    8,075                      8,042
      Accumulated postretirement benefits                   4,303                      4,209
---------------------------------------------------------------------------------------------
            Total deferred credits                        123,854                    119,233
---------------------------------------------------------------------------------------------


Contributions in Aid of Construction                       40,863                     40,863
---------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------
                Total                                    $654,850                  $ 646,318
=============================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
            (In Thousands)
                                                           June 30,              December 31,
                                                             1998                   1997
                                                          (Unaudited)
---------------------------------------------------------------------------------------------
     Common Shareholder's Equity:
        Common stock without par value, authorized,
         15,000,000 shares, issued 1998 and 1997,
         1,974,902 shares                                $  15,741                 $  15,741
        Paid-in capital                                    128,769                   124,560
        Capital stock expense                                 (485)                     (485)
        Retained earnings                                   55,117                    53,538
---------------------------------------------------------------------------------------------
            Total common shareholder's equity              199,142                   193,354
---------------------------------------------------------------------------------------------

     Cumulative Preferred Stock
        $100 par value, authorized, 200,000 shares;
         $5.90 series, issued and outstanding,
         120,000 shares                                    12,000                     12,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000
         shares; none issued
---------------------------------------------------------------------------------------------

 Long-Term Debt:
          7.20% Debentures, due 2019                       10,000                     10,000
          7 1/2% Debentures, due 2020                      15,000                     15,000
          6.60% Debentures, due 2021                       10,500                     10,500
          6.70% Debentures, due 2021                       15,000                     15,000
          8 3/4% Debentures, due 2021                      27,500                     27,500
          8% Debentures, due 2022                          15,000                     15,000
          5.60% Debentures, due 2025                       40,000                     40,000
          7 1/4% Debentures, due 2028                      50,000                     50,000
         Variable Rate Debentures, due 2027                50,000                     50,000

  The Mount Holly Water Company:
          Notes Payable (due serially through 2000)            48                         57
---------------------------------------------------------------------------------------------
              Total long-term debt                         233,048                   233,057
          Unamortized discount-net                         (1,093)                    (1,113)
---------------------------------------------------------------------------------------------
              Total long-term debt-net                     231,955                   231,944
---------------------------------------------------------------------------------------------
                 Total Capitalization                    $ 443,097                 $ 437,298
=============================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            (In Thousands)
                                                         Six Months Ended       Year Ended
                                                              June 30,          December 31,
                                                              1998                  1997
                                                           (Unaudited)
---------------------------------------------------------------------------------------------
Common Stock:                                             $15,741                  $  15,741
---------------------------------------------------------------------------------------------

Paid-in Capital:
       Balance at Beginning of Period                      124,560                   117,457
       Capital contributed by parent company                 4,209                     7,103
---------------------------------------------------------------------------------------------
       Balance at End of Period                            128,769                   124,560
---------------------------------------------------------------------------------------------

Capital Stock Expense:                                        (485)                     (485)
---------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                       53,536                    49,580
       Income before preferred stock dividends              10,332                    20,905
       Dividends on common stock                            (8,345)                  (16,134)
       Dividends on preferred stock                           (406)                     (813)
---------------------------------------------------------------------------------------------
       Balance at End of Period                             55,117                    53,538
---------------------------------------------------------------------------------------------

          Total Common Shareholder's Equity               $199,142                 $ 193,354
=============================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
           (In Thousands)
             (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                             1998     1997

---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Income before preferred stock dividends                                 $10,332 $   8,747
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                          6,316     6,057
       Increase in deferred charges                                         (1,456)     (438)
       Deferred income taxes and investment tax
         credits-net                                                         1,515     1,291
       Allowance for funds used during construction                           (495)     (175)
       Other operating activities-net                                          236       155
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                              1,676      (718)
         Unbilled revenues                                                  (1,152)   (1,311)
         Accounts payable and other liabilities                                  5    (5,729)
         Accrued/prepaid interest and taxes                                  3,385     3,850
         Other                                                                (490)      187
---------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          19,872    11,916
---------------------------------------------------------------------------------------------

Cash Flows Used by Financing Activities:
    Capital contributed by parent company                                    4,209     1,323
    Proceed from issuance of debentures                                               50,000
    Debt and preferred stock issuance and
      amortization costs                                                       225      (761)
    Repayment of long-term debt                                                 (9)      (12)
    Contributions and advances for construction-net                          3,012       946
    Net decrease in notes payable - banks                                   (3,000)  (47,500)
    Dividends paid on common stock and preferred stock                      (8,699)   (8,358)
---------------------------------------------------------------------------------------------
          Net cash used by financing activities                             (4,262)   (4,362)
---------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
    Utility plant expenditures (excluding allowance
     for funds used during construction)                                    (16,498)  (6,782)
---------------------------------------------------------------------------------------------
         Cash used for investing activities                                 (16,498)  (6,782)
---------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                            (888)      772
Cash and Cash Equivalents at
  Beginning of Period                                                        4,226     3,122
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $ 3,338 $   3,894
=============================================================================================

Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                                $ 7,380 $   8,529
       Income taxes                                                        $ 1,800 $   -0-
       Preferred stock dividends                                           $   354 $     354
See Notes to Consolidated Financial Statements.

                                           -12-

                     E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) and E'town Properties, Inc. (Properties) and Applied Water Management, Inc. (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

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

    New Accounting Pronouncements
    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the immateriality of the Corporation's business segments, no additional disclosures are required.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans. The pronouncement standardizes the disclosure requirements for pensions and other postretirement benefit obligations to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates disclosures that are no longer useful.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. Adoption of the SOP will not have an effect on the Corporation's financial statements.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred. Adoption of the SOP will not have a material effect on the Corporation's financial statements.

3.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $3.9 million from the DRP proceeds of $4.0 million to Elizabethtown for the six months ended June 30, 1998. On June 12, 1998 E'town issued $6.6 million (185,005 shares) of common stock for the purchase of Applied Wastewater General Partnership (see Note 7).

4.  LONG-TERM DEBT
    In December 1997, E'town signed an agreement to issue $12 million of 6.79% Senior Notes due December 15, 2007. E'town issued $4 million of these notes in December 1997, $6 million in January 1998 and $2 million in May 1998. The proceeds were used to make capital contributions to Elizabethtown to finance its ongoing capital program as well as to repay E'town's short-term debt. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of June 30, 1998, the fixed charges coverage ratio was 2.7 to 1 and the debt to total capitalization ratio was .59 to 1, calculated in accordance with the Note Agreement.

5.  LINES OF CREDIT
    E'town has $98 million of uncommitted lines of credit with several banks, of which $82.5 million was available to Elizabethtown as of June 30, 1998. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock and issuances of short- and long-term debt by E'town, are expected to be sufficient to finance the Corporation capital needs.

6.  EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, which assume that all stock options whose option price is lower than the current market value of the stock are exercised. Reference is made to Exhibit 11 for the computations of earnings per share.

7.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    Included in Non-utililty Property and Other Investments at June 30, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

    Also included in Non-utility Property and Other Investments at June 30, 1998 is $12.8 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals were being sought. Based upon independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1998. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

    One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Another parcel was sold in July 1998 for $.7 million, resulting in a gain of $47,000. E'town and Properties are proceeding with plans to sell the remaining properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

    In 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement intended that the transaction would close prior to December 31, 1996. The developer had been unable to obtain approval from the municipality for an appropriate number of buildable units. All of the material issues have now been resolved and a sale is expected to be consummated later in 1998.

    The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and its investment in SEGS based upon information provided by SEGS management and through cash flow analyses.

    E'town has entered into a contract with the City of Elizabeth, New Jersey to operate its water system under a 40-year contract. E'town has formed a wholly owned subsidiary, Liberty Water Company (Liberty) to administer the contract. Under the contract Liberty made a payment to the City of Elizabeth of $19.6 million in June 1998 and will make additional installment payments of $12 million in June 1999 and $19 million in June 2000. The remaining amount of the obligation ($31 million) was recorded in July 1998 and the total of all the payments ($50.6 million) is being amortized ratably over the life of the contract, which became effective July 1998.

    Under the contract Liberty is receiving all revenues generated as a result of operating the system and is incurring all operating expenses. Liberty will be responsible for replacing meters within the water system over a 40-year period at an estimated cost of $7 million. Other capital improvements will be the responsibility of the City of Elizabeth. Performance by Liberty of the contract provisions is guaranteed by E'town.

    In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater Group (AWG) to form a New Jersey limited liability company, Applied Watershed Management, LLC. AWG was a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town exercised an option to purchase the operations of AWG to provide a full complement of water and wastewater services and consequently, closed on the transaction on June 12, 1998. The purchase price is $6.6 million (185,005 shares) in a stock-for-stock transaction accounted for as a purchase. The new entity is called Applied Water Management. As AWG was primarily a service business, substantially all of the purchase price represents goodwill which will be amortized ratably over a 40-year period beginning July 1998. Had the acquisition been consummated as of January 1, 1997, the pro-forma effect on earnings per share for the six months ended June 30, 1998 and twelve months ended December 31, 1997 would be immaterial.

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

    Under the agreement Mount Holly will purchase 1.0 million gallons per day from the other purveyor for a period to include the later of two years or the date the Mansfield Project is placed into service. On March 19, 1998, Mount Holly began taking water under this agreement.
    As a result of the agreement Mount Holly expects to continue with its plan to construct the Mansfield Project subject to an acknowledgement by the BPU and the parties to Mount Holly's last rate case of the need for the Mansfield Project. This acknowledgement should also clarify the need for and cost-effectiveness of the Mansfield Project as the method for Mount Holly to meet the state restrictions on well water diversions.

    In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. On May 27, 1998 the BPU adopted an Order for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount will be addressed in the next PWAC petition expected in 1999. As of June 30, 1998, Mount Holly has deferred $.2 million of these costs.

    In the third quarter of 1998, Mount Holly expects to file a petition with the BPU for a rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project that will be in service in the third quarter of 1998. A decision is expected by the middle of 1999. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project, as well as other increases in construction, financing and operating costs, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison) and E'town Properties, Inc. (Properties) and Applied Water Management, Inc. (AWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended 1997. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at June 30, 1998, and the results of operations for the three, six and twelve months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program
Capital expenditures were $37 million for the first six months of 1998. Of this amount, $19.6 million was for the purchase of the City of Elizabeth contract and $17.2 million was for water utility plant. A wholly owned subsidiary of E'town Corporation, Liberty Water Company (Liberty), was formed in July 1998 to operate the water system under the City of Elizabeth contract (see below).

For the three years ending December 31, 2000, capital and investment requirements for E'town are estimated to be $191.7 million, consisting of (i) expenditures for water utility plant ($111.8 million for Elizabethtown and $21.9 million for Mount Holly) and, (ii) investments in non-regulated water and wastewater operations including systems operated by E'town or its subsidiaries under privatization contracts. The predominant portion of these investments in non-regulated operations are expected to be $52.1 million for Liberty, of which $19.6 million was expended in June 1998, and $4.7 million for Edison.

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

In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. On May 27, 1998 the BPU adopted an Order for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount will be addressed in the next PWAC petition expected in 1999. As of June 30, 1998, Mount Holly has deferred $.2 million of these costs.

In the third quarter of 1998, Mount Holly expects to file a petition with the BPU for a rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project. A decision is expected by the middle of 1999. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project, as well as other increases in construction, financing and operating costs, to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor.

Capital Resources
For the three-year period ending December 31, 2000, E'town estimates that 42.2% of its currently projected consolidated capital expenditures and investments are expected to be financed with internally generated funds
(after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority
(NJEDA) bonds and short-term borrowings. Additional external financing will be required for any future acquisitions or investments in the three-year period. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. In addition, Elizabethtown expects to pursue future tax-exempt financing for future projects to the extent that final allocations are granted by the NJEDA. Mount Holly has applied to the DEP State Revolving Fund Program for low interest funding (approximately 2.5% to 3%) for the Mansfield Project.

E'town has entered into a contract with the City of Elizabeth, New Jersey to operate its water system under a 40-year contract. E'town has formed Liberty Water Company to administer the contract. Under the contract Liberty made a payment to the City of $19.6 million on June 1, 1998 and will make additional payments of $12 million on July 1, 1999 and $19 million on July 1, 2000. Under the contract Liberty is receiving all revenues generated as a resulted of operating the system and is incurring all operating expenses. Liberty will be responsible for replacing meters within the water system over a 40-year period at an estimated cost of $7 million. Other capital improvements will be the responsibility of the City of Elizabeth. Performance by Liberty of the contract provisions is guaranteed by E'town.

In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater to form a New Jersey limited liability company, Applied Watershed Management, LLC. AWG was a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town exercised an option to purchase the operations of AWG to provide a full complement of water and wastewater services and consequently, closed on the transaction on June 12, 1998. The purchase price is $6.6 million (185,005 shares) in a stock-for-stock transaction accounted for as a purchase. The new entity is called Applied Water Management. As AWG was primarily a service business, substantially all of the purchase price represents goodwill which will be amortized over a 40-year period.

The Corporation has assessed its various computer information systems for compliance with the Year 2000. The Corporation has recently installed a new enterprise financial system (SAP), which is Year 2000 compliant. In addition, the Corporation uses a third-party provider for its customer billing and information system, which was redesigned in 1997 to provide many enhancements including Year 2000 compliance. Management believes that all integral operating systems are Year 2000 compliant and that there will be no significant additional costs to achieve compliance.

RESULTS OF OPERATIONS

Net Income for the three months ended June 30, 1998 was $5.2 million or $.63 per share as compared to $4.4 million or $.56 per share for the same period in 1997. Net income for the six months ended June 30, 1998 was $9.3 million or $1.15 per share as compared to $7.9 million or $1.00 per share for the same period in 1997. Net income for the twelve months ended June 30, 1998 was $20.7 million or $2.57 per share as compared to $15.9 million or $2.03 per share for the same period in 1997. Net income increased for the three and six month periods primarily due to higher revenues from the operations of Edison Water Company and ongoing cost control efforts. Revenues for Elizabethtown Water Company were marginally higher than those of the same periods in 1997. The increase in net income for the twelve month period reflects a full year of Elizabethtown's base rate increase effective October 1996 for the new Canal Road Plant, favorable 1997 summer weather resulting in higher water consumption and cost savings in labor and other operating and interest costs. In addition the increase for the twelve month period reflects a full year of operations under the Edison contract.

Operating Revenues increased $1.1 million or 3.5%, $2.3 million or 3.7% and $16.2 million or 13.5% for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases for the three and six month periods resulted primarily from revenues of Edison Water Company which began operation in July 1997. The increase for the twelve month period was comprised of $7.8 million from Elizabethtown's rate increase effective October 1996 and increased water consumption of $8.2 million, of which $2.9 million was contributed by Edison Water Company. The twelve month period included an increase in water consumption for hot, dry weather in July and August of 1997.

Operation Expenses increased $.2 million or 1.8%, $.2 million or 1.1% and $2.6 million or 5.6% for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases for the three, six and twelve month periods are comprised of an increase for the operations of Edison Water Company which was substantially offset by lower labor and other operating costs of Elizabethtown and Mount Holly resulting primarily from ongoing cost control efforts.

Maintenance Expenses decreased $.1 million or 4.7%, increased less than $.1 million or .3% and increased $.6 million or 10.6% for the three, six and twelve months ended June 30, 1998, respectively from and over the comparable periods in 1997. The relatively small fluctuations for the three and six month periods are due to continued cost control efforts as well as mild weather in the winter of 1998. The increase for the twelve month period is due primarily to costs associated with the Plant. The increase for the twelve month period also includes $.4 million related to the costs of determining the most cost-effective method of disposing of byproducts (waste residuals) generated from the water treatment process at the Raritan-Millstone Plant.

Depreciation Expense increased $.1 million or 4.6%, $.3 million or 4.6% and $1.4 million or 12.8% for the three, six and twelve months ended June 30, 1998, respectively, over the comparable 1997 amounts. The increases were due primarily to a higher level of depreciable plant in service. The higher level of depreciable plant for the twelve month period was primarily related to the Plant.

Revenue Taxes increased less than $.1 million, or .4%, $.1 million or 1.1% and $1.6 million or 10.9% for the three, six and twelve month periods ended June 30, 1998, respectively, compared to the same periods in 1997 due to the increases in operating revenues discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses decreased by less than $.1 million or 7.7% and less than $.1 million or 2.5% and increased by $.2 million or 5.4% for the three, six and twelve month periods, respectively. The decreases for the three and six month periods are due small decreases in use taxes and property taxes. The increase for the twelve month period is due primarily to increased property taxes associated with the Plant.

Federal Income Taxes as a component of operating expenses increased $.3 million or 14.1%, $.7 million or 16.0% and $3.2 million or 40.4% for the three, six and twelve months ended June 30, 1998, respectively, over the comparable 1997 amounts due to the changes in the components of taxable income discussed herein.

Other Income (Expense) increased $.1 million or 79.5% and $.2 million or 75.0% and decreased $.6 million or 38.0% for the three, six and twelve month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decrease for the twelve month period is due primarily to the reduction in AFUDC, the largest portion of which was recorded while the Plant was under construction. These decreases were offset by the decreases in associated federal income taxes.

Total Interest Charges decreased less than $.1 million or .7% and $.2 million or 2.6% and increased $1.1 million or 6.8% for the three, six and twelve month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decrease for the three month period is due primarily to the variable rate financing in June 1997. The decrease for the twelve month period is due primarily to a reduction in the debt component of AFUDC. This reduction in AFUDC was related to the completion of the Plant in October 1996.

ECONOMIC OUTLOOK

Forward Looking Information
Information in this report includes certain forward looking statements within the meaning of the Federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance and additional investments or acquisitions which may be made by the Corporation.

E'town Corporation and Subsidiaries
Consolidated earnings for E'town for the next several years will be determined by related but different strategies for the regulated and non-regulated businesses. For Elizabethtown and Mount Holly, management will continue to focus on expansion efforts to increase sales, as well as on controlling costs through productivity improvements so that realized returns remain comparable to authorized levels. For the non-regulated businesses, management seeks to invest in water and wastewater assets (including municipal privatization contracts and wastewater assets as a result of the AWG acquisition) which produce a current return. Capital to finance investments in both the regulated and non-regulated businesses will be raised from external sources and from the sale of real estate parcels owned by E'town and Properties.

E'town expects earnings from the regulated operations to be similar to 1997 due to hot, dry weather in July and August of 1998. However, consistent with E'town's strategy to sell its real estate properties (discussed below) management expects to realize gains from property sales in 1998. Based upon these factors, management currently expects earnings per share to exceed those reported for 1997.

Elizabethtown and Subsidiary - Regulated Utilities
Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown achieved an actual return on common equity of 11.0%. Realizing rates of return in 1998 comparable to authorized levels will require continued customer additions and the success of ongoing cost control efforts.

Mount Holly earned a rate of return on common equity of 2.8% in 1997, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1997. Management expects Mount Holly to increase its contribution to E'town's earnings per share later in 1999 upon receipt of additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels.

E'town and Unregulated Subsidiaries
The activities of E'town, Properties, Edison Water Company, Liberty Water Company and Applied Water Management are not regulated by the BPU.

The contracts for the operation of the water systems of the Township of Edison, New Jersey and the City of Elizabeth, New Jersey as well as E'town's investment in Applied Water Management are expected to yield marginal contributions to earnings per share in the first several years of these operations.

Properties
E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $12.8 million in Non-Utility Property and Other Investments -- Net, in the Consolidated Balance Sheets of E'town at June 30, 1998.E'town and Properties are proceeding with plans to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

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

The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1998.

Included in Non-utililty Property and Other Investments at June 30, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

E'town will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals, when appropriate, and of its investment in SEGS based on information provided by SEGS management.

New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the immateriality of the Corporation's business segments, no additional disclosures are required.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans. The pronouncement standardizes the disclosure requirements for pensions and other postretirement benefit obligations to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates disclosures that are no longer useful.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. Adoption of the SOP will not have an effect on the Corporation's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred. Adoption of the SOP will not have a material effect on the Corporation's financial statements.

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


Date: August 14, 1998

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