Form 10-Q
period 1998-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1998-11-13
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       September 30, 1998
 E'town Corporation (without par value)            8,407,507
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            18

PART II - OTHER INFORMATION                                            24

      Items 1 - 5

      Item 6 (a) - Exhibits                                            24
             (b) - Reports on Form 8-K                                 24

      SIGNATURES                                                       25

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
         (Unaudited)
                                          Three Months Ended  Nine Months Ended Twelve Months Ended
                                             September 30,      September 30,      September 30,
                                             1998     1997     1998      1997     1998      1997
---------------------------------------------------------------------------------------------------

Operating Revenues                          $43,907  $38,643 $108,783  $101,227 $141,382  $130,439
---------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                  16,171   12,627   39,192    35,399   51,775    47,101
  Maintenance                                 1,647    1,521    4,881     4,744    6,743     6,222
  Depreciation                                3,204    3,118    9,537     9,175   12,758    11,972
  Revenue taxes                               4,887    4,794   12,815    12,637   16,728    16,233
  Real estate, payroll and other taxes          599      773    2,215     2,430    2,937     2,955
  Federal income taxes                        4,482    4,034    9,395     8,270   11,612     9,997
---------------------------------------------------------------------------------------------------
        Total operating expenses             30,990   26,867   78,035    72,655  102,553    94,480
---------------------------------------------------------------------------------------------------
Operating Income                             12,917   11,776   30,748    28,572   38,829    35,959
---------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                239       65      518       163      570       518
  Federal income taxes                         (191)     (44)    (427)     (176)    (659)     (398)
  Other - net                                   306       60      697       342    1,308       621
---------------------------------------------------------------------------------------------------
        Total other income (expense)            354       81      788       329    1,219       741
---------------------------------------------------------------------------------------------------
Total Operating and Other Income             13,271   11,857   31,536    28,901   40,048    36,700
---------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  4,049    3,861   12,082    10,896   15,993    14,342
  Other interest expense - net                  538      372    1,038     2,144    1,453     3,069
  Capitalized interest                         (181)    (131)    (397)     (371)    (464)     (778)
  Amortization of debt discount and expense-net 107       98      324       294      441       399
---------------------------------------------------------------------------------------------------
        Total interest charges                4,513    4,200   13,047    12,963   17,423    17,032
---------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                              8,758    7,657   18,489    15,938   22,625    19,668
Preferred Stock Dividends                       203      203      609       609      813       813
---------------------------------------------------------------------------------------------------
Net Income                                  $ 8,555  $ 7,454 $ 17,880  $ 15,329 $ 21,812  $ 18,855
===================================================================================================

Earnings Per Share of Common Stock:
---------------------------------------------------------------------------------------------------
      Basic                                 $  1.02  $  0.94 $   2.18  $   1.95 $   2.68  $   2.41
      Diluted                               $  1.00  $  0.92 $   2.15  $   1.92 $   2.64  $   2.37
--------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
---------------------------------------------------------------------------------------------------
      Basic                                   8,381    7,945    8,201     7,854    8,151     7,831
      Diluted                                 8,690    8,267    8,508     8,195    8,458     8,161
---------------------------------------------------------------------------------------------------

Dividends Paid Per Common Share            $   0.51  $  0.51 $   1.53  $   1.53 $   2.04  $   2.04
===================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
       (In Thousands)
                                                         September 30,                December 31,
                                                             1998                          1997
Assets                                                    (Unaudited)
---------------------------------------------------------------------------------------------------

Utility Plant-At Original Cost:
   Utility plant in service                                $  683,209                    $ 678,590
   Construction work in progress                               36,196                        9,336
---------------------------------------------------------------------------------------------------
         Total utility plant                                  719,405                      687,926
   Less accumulated depreciation and amortization             124,095                      114,587
---------------------------------------------------------------------------------------------------
         Utility plant-net                                    595,310                      573,339
---------------------------------------------------------------------------------------------------


Non-utility Property and Other
   Investments - Net                                           74,726                       20,016
---------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                    5,717                        6,233
   Short-term investments                                          39                           31
   Customer and other accounts receivable
    (less reserve: 1998, $670, 1997, $612)                     21,286                       17,539
   Unbilled revenues                                           16,705                       10,412
   Materials and supplies-at average cost                       2,708                        1,966
   Prepaid insurance, taxes, other                              1,900                        3,733
---------------------------------------------------------------------------------------------------
         Total current assets                                  48,355                       39,914
---------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                      573                          936
   Unamortized debt and preferred stock expenses                9,890                       10,263
   Taxes recoverable through future rates                      21,439                       21,439
   Postretirement benefit expense                               3,473                        3,738
   Other unamortized expenses                                   4,133                        1,259
---------------------------------------------------------------------------------------------------
         Total deferred charges                                39,508                       37,635
---------------------------------------------------------------------------------------------------
             Total                                         $  757,899                    $ 670,904
===================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
      (In Thousands)
                                                          September 30,
                                                              1998                     December 31,
                                                           (Unaudited)                    1997
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------

Capitalization (Notes 3 and 7):
      Common shareholders' equity                           $ 212,850                    $ 193,923
      Cumulative preferred stock                               12,000                       12,000
      Redeemable preferred stock                                  227
      Long-term debt - net                                    274,295                      247,298
---------------------------------------------------------------------------------------------------
            Total capitalization                              499,372                      453,221
---------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks (Note 5)                           40,694                       23,000
      Long-term debt - current portion (Note 7)                12,030                           30
      Accounts payable and other liabilities                   16,395                       11,569
      Customers' deposits                                         253                          272
      Municipal and state taxes accrued                        12,407                       16,817
      Federal income taxes accrued                              1,210
      Interest accrued                                          5,387                        3,456
      Preferred stock dividends accrued                            59                           59
---------------------------------------------------------------------------------------------------
            Total current liabilities                          88,435                       55,203
---------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                     42,099                       39,131
      Federal income taxes                                     72,098                       69,916
      State income taxes                                          196                          196
      Unamortized investment tax credits                        8,008                        8,042
      Accumulated postretirement benefits                       4,475                        4,332
---------------------------------------------------------------------------------------------------
            Total deferred credits                            126,876                      121,617
---------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                           43,216                       40,863
---------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------------
                Total                                       $ 757,899                    $ 670,904
===================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
   (In Thousands Except Share Amounts)
                                                          September 30,                December 31,
                                                              1998                        1997
                                                           (Unaudited)
---------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
      E'town Corporation:
        Common stock without par value, authorized,
        15,000,000 shares, issued 1998, 8,440,061
        shares; 1997, 8,054,461 shares                      $ 166,762                    $ 153,162
        Paid-in capital                                         1,397                        1,315
        Capital stock expense                                  (5,160)                      (5,160)
        Retained earnings                                      50,819                       45,560
        Less cost of treasury stock; 1998, 32,554 shares;
         1997, 32,208 shares                                     (968)                        (954)
---------------------------------------------------------------------------------------------------
            Total common shareholders' equity                 212,850                      193,923
---------------------------------------------------------------------------------------------------
Preferred Shareholders' Equity
      Elizabethtown Water Company:
        Cumulative Preferred Stock
          $100 par value, authorized, 200,000 shares; $5.90
          series, issued and outstanding, 120,000 shares       12,000                       12,000

       Cumulative Preferred Stock:
           $25 par value, authorized, 500,000 shares; none issued

       Applied Wastewater Management, Inc:
           Redeemable Preferred Stock (Note 7):
           No par value, non-cumulative, issued and
            outstanding, 227 shares                               227
---------------------------------------------------------------------------------------------------
 Long-Term Debt (Notes 4 and 7):
      E'town Corporation:
        6 3/4% Convertible Subordinated Debentures, due 2012   11,124                       11,354
        6.79% Senior Notes, due 2007                           12,000                        4,000

      Liberty Water Company, Inc:
        Contract Obligations Payable                           19,000

      Applied Wastewater Management, Inc:
        Notes Payable                                             216

      Elizabethtown Water Company:
          7.20% Debentures, due 2019                           10,000                       10,000
          7 1/2% Debentures, due 2020                          15,000                       15,000
          6.60% Debentures, due 2021                           10,500                       10,500
          6.70% Debentures, due 2021                           15,000                       15,000
          8 3/4% Debentures, due 2021                          27,500                       27,500
          8% Debentures, due 2022                              15,000                       15,000
          5.60% Debentures, due 2025                           40,000                       40,000
          7 1/4% Debentures, due 2028                          50,000                       50,000
          Variable Rate Debentures, due 2027                   50,000                       50,000

      The Mount Holly Water Company:
          Notes Payable (due serially through 2000)                38                           57
---------------------------------------------------------------------------------------------------
              Total long-term debt                            275,378                      248,411
          Unamortized discount-net                             (1,083)                      (1,113)
---------------------------------------------------------------------------------------------------
              Total long-term debt-net                        274,295                      247,298
---------------------------------------------------------------------------------------------------
                 Total Capitalization                       $ 499,372                    $ 453,221
===================================================================================================

See Notes to Consolidated Financial Statements.

                                              -4-

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
   (In Thousands Except Share Amounts)                                                      YeareEndedhs Ended
                                                             September 30,                    December 31,
                                                                 1998                                   1997
                                                              (Unaudited)

---------------------------------------------------------------------------------------------------
Common Stock:
       Balance at Beginning of Period                       $ 153,162                    $ 145,661
       Common stock issued under Dividend Reinvestment
        and Stock Purchase Plan (1998, 167,849 shares;
        1997, 227,992 shares                                    6,003                        6,980
       Redemption of Convertible Debentures                       137
       Issuance of restricted stock under compensation programs
        (1998, 9,579 shares; 1997, 4,033 shares)                  333                          123
       Issuance of restricted stock for purchase of acquisitions
        (1998, 186,310 shares) (Note 7)                         6,654
       Exercise of stock options (1998, 17,815 shares;
         1997, 14,685 shares)                                     473                          398
---------------------------------------------------------------------------------------------------
       Balance at End of Period                               166,762                      153,162
---------------------------------------------------------------------------------------------------

Paid-in Capital:                                                1,397                        1,315
---------------------------------------------------------------------------------------------------

Capital Stock Expense:                                         (5,160)                      (5,160)
---------------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                          45,560                       42,434
       Net Income                                              17,880                       19,260
       Dividends on common stock (1998, $1.53, 1997, $2.04)   (12,621)                     (16,134)
---------------------------------------------------------------------------------------------------
       Balance at End of Period                                50,819                       45,560
---------------------------------------------------------------------------------------------------

Treasury Stock:
       Balance at Beginning of Period                            (954)                        (737)
       Cost of shares redeemed to exercise stock
        options (1998, 346 shares; 1997, 6,332 shares)            (14)                        (217)
---------------------------------------------------------------------------------------------------
       Balance at End of Period                                  (968)                        (954)
---------------------------------------------------------------------------------------------------

          Total Common Shareholders' Equity                 $ 212,850                    $ 193,923
===================================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
          (In Thousands)
            (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   1998      1997
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                                   $ 17,880  $ 15,329
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                9,537     9,175
       Increase in deferred charges                                               (2,486)   (1,007)
       Deferred income taxes and investment tax
         credits-net                                                               2,148     1,884
       Capitalized interest and AFUDC                                               (915)     (534)
       Other operating activities-net                                              1,665       473
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                                   (7,309)   (4,155)
         Unbilled revenues                                                          (349)   (2,739)
         Accounts payable and other liabilities                                    8,343    (3,987)
         Accrued/prepaid interest and taxes                                           85     2,362
         Other                                                                      (742)      104
---------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                27,857    16,905
---------------------------------------------------------------------------------------------------
Cash Flows Provided by Financing Activities:
    Proceeds from issuance of common stock                                         6,464     5,388
    Proceed from issuance of debentures                                                     50,000
    Debt and preferred stock issuance and
      amortization costs                                                             373      (700)
    Issuance of long-term debt                                                     8,000
    Repayment of long-term debt                                                     (708)     (213)
    Contributions and advances for construction-net                                  343     2,857
    Net increase (decrease) in notes payable - banks                              17,584   (41,000)
    Dividends paid on common stock                                               (12,621)  (12,053)
---------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                               19,435     4,279
---------------------------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
    Utility plant and other capital expenditures (excluding
     allowance for funds used during construction)                               (29,643)  (15,825)
    Purchase of privatization contracts                                          (19,865)   (5,701)
    Proceeds from sale of land                                                     1,700       461
    Development costs of land (excluding
      capitalized interest)                                                                   (201)
---------------------------------------------------------------------------------------------------
         Cash used for investing activities                                      (47,808)  (21,266)
---------------------------------------------------------------------------------------------------
Net Decrease in Cash and
  Cash Equivalents                                                                  (516)      (82)
Cash and Cash Equivalents at
  Beginning of Period                                                              6,233     3,228
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  5,717  $  3,146
===================================================================================================

Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                                     $ 10,505  $ 11,639
       Income taxes                                                             $  5,250  $  2,825
       Preferred stock dividends                                                $    531  $    531
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
         (In Thousands)
           (Unaudited)
                                          Three Months Ended  Nine Months Ended  Twelve Months Ended
                                              September 30,     September 30,      September 30,
                                             1998     1997     1998      1997     1998      1997

---------------------------------------------------------------------------------------------------
Operating Revenues                          $38,821  $37,815 $102,067  $100,161 $133,694  $129,324
---------------------------------------------------------------------------------------------------
Operating Expenses:
  Operation                                  12,161   11,575   33,690    33,589   45,402    44,944
  Maintenance                                 1,446    1,498    4,305     4,721    6,132     6,199
  Depreciation                                3,158    3,046    9,474     9,103   12,604    11,900
  Revenue taxes                               4,872    4,794   12,800    12,637   16,713    16,233
  Real estate, payroll and other taxes          465      756    2,038     2,373    2,729     2,867
  Federal income taxes                        4,493    4,220    9,798     8,739   12,085    10,619
---------------------------------------------------------------------------------------------------
        Total operating expenses             26,595   25,889   72,105    71,162   95,665    92,762
---------------------------------------------------------------------------------------------------
Operating Income                             12,226   11,926   29,962    28,999   38,029    36,562
---------------------------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                239       65      518       163      570       518
  Federal income taxes                         (140)     (33)    (308)     (134)    (422)     (281)
  Other - net                                   161       27      360       219      635       284
---------------------------------------------------------------------------------------------------
        Total other income (expense)            260       59      570       248      783       521
---------------------------------------------------------------------------------------------------
Total Operating and Other Income             12,486   11,985   30,532    29,247   38,812    37,083
---------------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  3,651    3,671   10,988    10,318   14,700    13,570
  Other interest expense - net                  229      293      627     2,060      949     2,986
  Allowance for funds used during construction (181)     (50)    (397)     (127)    (436)     (452)
  Amortization of debt discount and expense-net  98       89      293       267      402       365
---------------------------------------------------------------------------------------------------
        Total interest charges                3,797    4,003   11,511    12,518   15,615    16,469
---------------------------------------------------------------------------------------------------
Income Before Preferred Stock Dividends       8,689    7,982   19,021    16,729   23,197    20,614
Preferred Stock Dividends                       203      203      609       609      813       813
---------------------------------------------------------------------------------------------------
Earnings Applicable To Common Stock         $ 8,486  $ 7,779 $ 18,412  $16,120  $ 22,384  $ 19,801
===================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
        (In Thousands)
                                                            September 30,               December 31,
                                                                1998                       1997
Assets                                                      (Unaudited)
---------------------------------------------------------------------------------------------------
Utility Plant-At Original Cost:
   Utility plant in service                                 $ 681,232                    $ 677,909
   Construction work in progress                               34,631                        9,300
---------------------------------------------------------------------------------------------------
         Total utility plant                                  715,863                      687,209
   Less accumulated depreciation and amortization             124,012                      114,424
---------------------------------------------------------------------------------------------------
         Utility plant-net                                    591,851                      572,785
---------------------------------------------------------------------------------------------------


Non-utility Property                                               80                           79
---------------------------------------------------------------------------------------------------


Current Assets:
   Cash and cash equivalents                                    3,560                        4,226
   Customer and other accounts receivable
    (less reserve: 1998, $670, 1997, $612)                     17,973                       17,283
   Unbilled revenues                                           12,313                        9,663
   Materials and supplies-at average cost                       2,708                        1,966
   Prepaid insurance, taxes, other                                983                        3,461
---------------------------------------------------------------------------------------------------
         Total current assets                                  37,537                       36,599
---------------------------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                                      573                          936
   Unamortized debt and preferred stock expenses                9,317                        9,656
   Taxes recoverable through future rates                      21,439                       21,439
   Postretirement benefit expense                               3,473                        3,738
   Other unamortized expenses                                   3,663                        1,086
---------------------------------------------------------------------------------------------------
         Total deferred charges                                38,465                       36,855
---------------------------------------------------------------------------------------------------
             Total                                          $ 667,933                    $ 646,318
===================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
        (In Thousands)
                                                            September 30,              December 31,
                                                                1998                       1997
                                                            (Unaudited)
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------
Capitalization (Note 3):
      Common shareholder's equity                           $ 205,360                    $ 193,354
      Cumulative preferred stock                               12,000                       12,000
      Long-term debt - net                                    231,955                      231,944
---------------------------------------------------------------------------------------------------
            Total capitalization                              449,315                      437,298
---------------------------------------------------------------------------------------------------


Current Liabilities:
      Notes payable - banks                                    21,000                       18,000
      Long-term debt - current portion                             30                           30
      Accounts payable and other liabilities                   11,777                       10,626
      Customers' deposits                                         253                          272
      Municipal and state taxes accrued                        12,422                       16,817
      Federal income taxes accrued                                884
      Interest accrued                                          4,883                        3,120
      Preferred stock dividends accrued                            59                           59
---------------------------------------------------------------------------------------------------
            Total current liabilities                          51,308                       48,924
---------------------------------------------------------------------------------------------------


Deferred Credits:
      Customers' advances for construction                     41,741                       39,131
      Federal income taxes                                     69,994                       67,851
      Unamortized investment tax credits                        8,008                        8,042
      Accumulated postretirement benefits                       4,351                        4,209
---------------------------------------------------------------------------------------------------
            Total deferred credits                            124,094                      119,233
---------------------------------------------------------------------------------------------------


Contributions in Aid of Construction                           43,216                       40,863
---------------------------------------------------------------------------------------------------


Commitments and Contingent Liabilities
---------------------------------------------------------------------------------------------------
                Total                                       $ 667,933                    $ 646,318
===================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
            (In Thousands)
                                                             September 30,              December 31,
                                                                 1998                       1997
                                                              (Unaudited)
---------------------------------------------------------------------------------------------------
 Common Shareholder's Equity:
        Common stock without par value, authorized,
          15,000,000 shares, issued 1998 and 1997,
          1,974,902 shares                                   $ 15,741                    $  15,741
        Paid-in capital                                       130,776                      124,560
        Capital stock expense                                    (485)                        (485)
        Retained earnings                                      59,328                       53,538
---------------------------------------------------------------------------------------------------
            Total common shareholder's equity                 205,360                      193,354
---------------------------------------------------------------------------------------------------

 Preferred Shareholders' Equity:
     Cumulative Preferred Stock
        $100 par value, authorized, 200,000 shares; $5.90 series,
         issued and outstanding, 120,000 shares                12,000                       12,000

     Cumulative Preferred Stock:
        $25 par value, authorized, 500,000 shares; none issued
---------------------------------------------------------------------------------------------------

 Long-Term Debt:
     Elizabethtown Water Company:
          7.20% Debentures, due 2019                           10,000                       10,000
          7 1/2% Debentures, due 2020                          15,000                       15,000
          6.60% Debentures, due 2021                           10,500                       10,500
          6.70% Debentures, due 2021                           15,000                       15,000
          8 3/4% Debentures, due 2021                          27,500                       27,500
          8% Debentures, due 2022                              15,000                       15,000
          5.60% Debentures, due 2025                           40,000                       40,000
          7 1/4% Debentures, due 2028                          50,000                       50,000
         Variable Rate Debentures, due 2027                    50,000                       50,000

    The Mount Holly Water Company:
          Notes Payable (due serially through 2000)                38                           57
---------------------------------------------------------------------------------------------------
              Total long-term debt                            233,038                      233,057
          Unamortized discount-net                             (1,083)                      (1,113)
---------------------------------------------------------------------------------------------------
              Total long-term debt-net                        231,955                      231,944
---------------------------------------------------------------------------------------------------
                 Total Capitalization                        $449,315                    $ 437,298
===================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             (In Thousands)
                                                         Nine Months Ended                Year Ended
                                                           September 30,                   December 31,
                                                               1998                          1997
                                                            (Unaudited)
---------------------------------------------------------------------------------------------------
Common Stock:                                                $ 15,741                     $ 15,741
---------------------------------------------------------------------------------------------------

Paid-in Capital:
       Balance at Beginning of Period                         124,560                      117,457
       Capital contributed by parent company                    6,216                        7,103
---------------------------------------------------------------------------------------------------
       Balance at End of Period                               130,776                      124,560
---------------------------------------------------------------------------------------------------

Capital Stock Expense:                                           (485)                        (485)
---------------------------------------------------------------------------------------------------

Retained Earnings:
       Balance at Beginning of Period                          53,538                       49,580
       Income before preferred stock dividends                 19,021                       20,905
       Dividends on common stock                              (12,621)                     (16,134)
       Dividends on preferred stock                              (610)                        (813)
---------------------------------------------------------------------------------------------------
       Balance at End of Period                                59,328                       53,538
---------------------------------------------------------------------------------------------------

          Total Common Shareholder's Equity                  $205,360                     $193,354
===================================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
            (In Thousands)
                                                                               Nine Months Ended
                                                                                   September 30,
                                                                                  1998      1997
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Income before preferred stock dividends                                      $ 19,021  $ 16,729
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                9,474     9,103
       Increase in deferred charges                                               (2,214)   (1,087)
       Deferred income taxes and investment tax
         credits-net                                                               2,109     1,890
       Allowance for funds used during construction                                 (915)     (290)
       Other operating activities-net                                                688       248
   Change in current assets and current liabilities
      excluding cash, short-term investments and
      current portion of debt:
         Customer and other accounts receivable                                     (690)   (2,511)
         Unbilled revenues                                                        (2,650)   (1,868)
         Accounts payable and other liabilities                                    5,762    (5,849)
         Accrued/prepaid interest and taxes                                          730     2,925
         Other                                                                      (742)      104
---------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                30,573    19,394
---------------------------------------------------------------------------------------------------

Cash Flows Used by Financing Activities:
    Capital contributed by parent company                                          5,884     1,323
    Proceed from issuance of debentures                                                     50,000
    Debt and preferred stock issuance and
      amortization costs                                                             339      (726)
    Repayment of long-term debt                                                      (19)      (19)
    Contributions and advances for construction-net                                  333     2,857
    Net decrease in notes payable - banks                                          3,000   (46,000)
    Dividends paid on common stock and preferred stock                           (13,151)  (12,584)
---------------------------------------------------------------------------------------------------
          Net cash used by financing activities                                   (3,614)   (5,149)
---------------------------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
    Utility plant expenditures (excluding allowance
     for funds used during construction)                                         (27,625)  (15,501)
---------------------------------------------------------------------------------------------------
         Cash used for investing activities                                      (27,625)  (15,501)
---------------------------------------------------------------------------------------------------
Net Decrease in Cash and
  Cash Equivalents                                                                  (666)   (1,256)
Cash and Cash Equivalents at
  Beginning of Period                                                              4,226     3,122
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  3,560  $  1,866
===================================================================================================

Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
       Interest (net of amount capitalized)                                     $  9,177 $  11,038
       Income taxes                                                             $  5,250 $   2,825
       Preferred stock dividends                                                $    531 $     531
See Notes to Consolidated Financial Statements.

                                             -12-

                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown), E'town Properties, Inc. (Properties), Edison Water Company (Edison), Liberty Water Company, (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

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

    New Accounting Pronouncements
    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the immateriality of the Corporatio's business segments at the present time, no additional disclosures are currently required.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans. The pronouncement standardizes the disclosure requirements for pensions and other postretirement benefit obligations to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates disclosures that are no longer useful. E'town will adopt these new disclosure requirements for the year ended December 31, 1998.

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

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred. E'town has elected to adopt this change in 1998 and has recognized start-up expenses of $.2 million in these financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". This Statement must be adopted by the for the quarter ended March 31, 2000. The Corporation does not believe this Statement will have a significant impact on its financial condition and results of operations.

3.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $6.0 million from the DRP proceeds to Elizabethtown for the nine months ended September 30, 1998. E'town also issued $6.7 million (186,310 shares) of common stock for the purchase of Applied Wastewater General Partnership (see Note 7).

4.  LONG-TERM DEBT
    In October 1998, E'town filed a registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $75 million of unsecured medium-term notes. E'town plans to issue approximately $20 million of these notes later in 1998 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth. The contract is being administered by Liberty Water Company (see Note 7).

    On November 5, 1998 Mount Holly closed on a loan agreement that will make available up to $13.6 million proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with interest rates ranging from 4.25% to 4.63%. The second loan, in the amount of $6.0 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans will finance the construction of the Mansfield Project.

    In December 1997, E'town signed an agreement to issue $12 million of 6.79% Senior Notes due December 15, 2007. E'town issued $4 million of these notes in December 1997, $6 million in January 1998 and $2 million in May 1998. The proceeds were used to finance capital additions for Edison as well as to meet working capital needs. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of September 30, 1998, the fixed charges coverage ratio was 2.8 to 1 and the debt to total capitalization ratio was .61 to 1, calculated in accordance with the Note Agreement.

5.  LINES OF CREDIT
    E'town has $105 million of uncommitted lines of credit with several banks, of which up to $40 million is available to Etown for use by the Corporation or its unregulated subsidiaries as of September 30, 1998. Elizabethtown has access to up to $90 million of the total. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown and sales of common stock and issuances of short- and long-term debt by E'town, are expected to be sufficient to finance the Corporation's capital needs.

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

7.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    Included in Non-utililty Property and Other Investments at September 30, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California.

    Also included in Non-utility Property and Other Investments at September 30, 1998 is $11.3 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based upon independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1998. No information has come to the attention of management since these appraisals were last performed that would indicate the aggregate carrying value of these parcels has been impaired.

    One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in minimal gains. Properties is proceeding with plans to sell the remaining properties and plans to invest the sale proceeds into water and wastewater utility investments that produce a current return. Properties has either entered into contracts for sale or has received letters of intent for all but one of its remaining parcels.

    In 1995, Properties entered into an agreement to sell a parcel of land to a developer. The parties intended that the transaction would close prior to December 31, 1996. The developer had been unable to obtain approval from the municipality for an appropriate number of buildable units. All of the material issues have now been resolved and a sale is expected to be consummated prior to the end of 1998.

    The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties, either through updated appraisals or letters of intent from prospective purchasers, or for its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

    E'town has entered into a contract with the City of Elizabeth, New Jersey to operate its water system under a 40-year contract. E'town has formed a wholly owned subsidiary, Liberty Water Company (Liberty) to administer the contract. Under the contract Liberty made a payment to the City of Elizabeth of $19.6 million in June 1998 and will make additional installment payments of $12 million in June 1999 and $19 million in June 2000. The full amount of the installment payment obligations have been recorded in the financial statements and the total of all the contract costs ($50.6 million) is being amortized as an operating cost, ratably, over the life of the contract, which became effective July 1998.

    Under the contract, Liberty is receiving all revenues generated as a result of operating the system and is incurring all operating expenses. Liberty will be responsible for replacing meters within the water system over a 40-year period at an estimated cost of $7 million. Other capital improvements will be the responsibility of the City of Elizabeth. Performance by Liberty of the contract provisions is guaranteed by E'town.

    Edison continues to receive all revenues generated as a result of operating the water system of the Township of Edison, New Jersey under a contract signed in 1997. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract. These expenditures include capital improvements to the water system as well as contract payments to the Township of Edison. Of the total, approximately $14 million is expected to be expended in the first three years of the contract. An initial payment of $5.7 million was made upon the closing in June 1997.

    In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater Group (AWG) to form a New Jersey limited liability company, Applied Watershed Management, LLC. AWG was a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town exercised an option to purchase the operations of AWG to provide a full complement of water and wastewater services and consequently, closed on the transaction on June 12, 1998. The adjusted purchase price was $6.7 million (185,005 shares) for the three companies that now comprise AWM and $.1 million (1,305 shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction accounted for as a purchase. Also included in Non-utility Property and Other Investments at September 30, 1998 is $5.5 million of goodwill associated with the purchase of AWG. This goodwill is being amortized ratably over a 40-year period. Had the acquisition been consummated as of January 1, 1997, the pro-forma effect on earnings per share for the nine months ended September 30, 1998 and twelve months ended December 31, 1997 would be immaterial.

    A calculation of the net assets acquired as of June 12, 1998 is as follows (in thousands):

                Working capital                                  $1,006
                Goodwill                                          5,355
                Utility plant in service                            989
                Long-term notes receivable                          148
                Other property and investments                      533
                Long-term debt                                   (1,150)
                Preferred equity                                   (227)
                                                                 ------
                Net assets acquired                              $6,654
                                                                 ======
8.  REGULATORY MATTERS
    Rates

    In December 1997, the BPU adopted an Order for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the full recovery of costs associated with SFAS No. 106 on an accrual basis less the costs associated with SFAS No. 106 expenses previously recovered in rates. The total increases in annual operating revenues resulting from these Orders are $.39 million for Elizabethtown and $.02 million for Mount Holly.

    On October 6, 1998, the BPU issued an Order adopting a Stipulation signed by the parties to Mount Holly's proceeding for a review of the prudence of constructing the Mansfield Project. The Stipulation indicated that the project provides the most cost-effective alternative available to Mount Holly customers for meeting the requirements for an alternative source of supply for the Mount Holly system. Effective in March 1998, Mount Holly began purchasing 1.0 million gallons per day from another water purveyor and will continue to purchase this water until the latter of January 1, 2000 or the date the Mansfield Project is placed into service.

    In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. On May 27, 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount will be addressed in the next PWAC petition expected in 1999. As of September 30, 1998, Mount Holly has deferred $.2 million of these costs.

    In the fourth quarter of 1998, Mount Holly expects to file a petition with the BPU for a significant rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project that has now been placed in service in the third quarter of 1998. A decision is expected before the summer of 1999. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor and the cancellation of the PWAC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties), Edison Water Company (Edison), Liberty Water Company, (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results.

The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at September 30, 1998, and the results of operations for the three, nine and twelve months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program
Capital expenditures were $49.2 million for the first nine months of 1998. Of this amount, $19.6 million was for the purchase of the City of Elizabeth contract and $29.6 million was for water utility plant.

For the three years ending December 31, 2000, capital and investment requirements for E'town are estimated to be $191.7 million, consisting of (i) expenditures for water utility plant ($111.8 million for Elizabethtown and $21.9 million for Mount Holly), and (ii) investments in non-regulated water and wastewater operations including systems operated by E'town or its subsidiaries under privatization contracts. The predominant portion of these investments in non-regulated operations are expected to be $52.1 million for Liberty, of which $19.6 million was expended through September 1998, and $4.7 million for Edison.

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

Mount Holly
During the next three years, Mount Holly expects to spend $21.9 million, primarily for an additional supply source (the Mansfield Project) to comply with state regulations designed to prevent further depletion of a local aquifer. On October 6, 1998, the BPU issued an Order adopting a Stipulation signed by the parties to Mount Holl's proceeding for a review of the prudence of constructing the Mansfield Project. The Stipulation indicated that the project provides the most cost-effective alternative available to Mount Holly customers for meeting the requirements for an alternative source of supply for the Mount Holly system. The Stipulation also limits the amount of a rate increase that may be received from the rate proceeding that will be filed later in 1998 to $1.8 million. The Stipulation further limits the amount of a rate increase for the initial phase of the Mansfield Project to $.9 million, which reflects the estimated cost of the construction of the initial phase and the related financing, operating and depreciation costs. Effective in March 1998, Mount Holly began purchasing 1.0 million gallons per day from another water purveyor and will continue to purchase this water for a period to include the latter of January 1, 2000 or the date the Mansfield Project is placed into service.

In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the agreement discussed above. On May 27, 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount will be addressed in the next PWAC petition expected in 1999. As of September 30, 1998, Mount Holly has deferred $.2 million of these costs.

In the fourth quarter of 1998, Mount Holly expects to file a petition with the BPU for a significant rate increase, which will reflect additional construction and financing costs, as well as increases in operating costs since rates were last established in January 1996. This rate case will also include the cost for a portion of the Mansfield Project that has now been placed in service in the third quarter of 1998. A decision is expected before the summer of 1999. Mount Holly expects to file an additional rate case next year for the remaining cost of the Mansfield Project to coincide with the completion of the project and the expiration of the agreement to purchase water from the other purveyor and the cancellation of the PWAC.

Capital Resources
For the three-year period ending December 31, 2000, E'town estimates that approximately 42.2% of its currently projected consolidated capital expenditures and investments will be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock, long-term debt, medium-term unsecured notes, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds, borrowings through the New Jersey Environmental Infrastructure Trust and short-term borrowings. Additional external financing will be required for any future acquisitions or investments in the three-year period. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years and the Mansfield Project. In addition, Elizabethtown expects to pursue future tax-exempt financing for future projects to the extent that final allocations are granted by the NJEDA.

On November 5, 1998 Mount Holly closed on a loan agreement that will make available up to $13.6 million proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with interest rates ranging from 4.25% to 4.63%. The second loan, in the amount of $6.0 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans will finance the construction of the Mansfield Project.

E'town has also filed a registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $75 million of unsecured medium-term notes. E'town plans to draw $20 million against these notes later in 1998 to repay E'town's short-term debt, incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth. The contract is being administered by Liberty Water Company, as discussed below.

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

In 1995, the Corporation entered into a three-year joint venture agreement with Applied Wastewater Group (AWG) to form a New Jersey limited liability company, Applied Watershed Management, LLC. AWG was a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town exercised an option to purchase the operations of AWG to provide a full complement of water and wastewater services and consequently, closed on the transaction on June 12, 1998. The adjusted purchase price was $6.6 million (185,005 shares) for the three companies that now comprise AWM and $.1 million (1,305 shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction accounted for as a purchase.

Year 2000
The Corporation has assessed its various automated information systems for compliance with the Year 2000. The assessment consisted of an investigation of the degree to which the Corporation's significant business systems, as well as peripheral support systems, are year 2000 compliant. The assessment concluded that all significant business systems i.e.. customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems are year 2000 compliant. Therefore, the Corporation expects no disruption in the quality of services it provides to its customers or its ability to process financial transactions and measure financial results due to the year 2000. The assessment did identify certain peripheral support systems that do need to be addressed in connection with the year 2000. An implementation plan to address these issues has been developed and is being implemented. The cost to resolve these issues is not expected to be material to the financial statements.

RESULTS OF OPERATIONS

Net Income for the three months ended September 30, 1998 was $8.6 million or $1.02 per share as compared to $7.5 million or $.94 per share for the same period in 1997. Net income for the nine months ended September 30, 1998 was $17.9 million or $2.18 per share as compared to $15.3 million or $1.95 per share for the same period in 1997. Net income for the twelve months ended September 30, 1998 was $21.8 million or $2.68 per share as compared to $18.9 million or $2.41 per share for the same period in 1997. Net income increased for the three, nine and twelve month periods primarily due to higher revenues from additional water consumption by Elizabethtown customers during the third quarter of 1998 in addition to the results of ongoing cost control efforts. Net income for Mount Holly also increased as a result of additional water consumption in the third quarter. We estimate the third quarter weather conditions accounted for an increase in earnings per share of $.03 over the same quarter last year. In addition, the operations of Liberty and AWM produced a positive contribution to net income for the third quarter.

Operating Revenues increased $5.3 million or 13.6%, $7.6 million or 7.5% and $10.9 million or 8.4% for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases for the three, nine and twelve month periods resulted primarily from revenues of Liberty Water Company and Applied Water Management which began operations in July and June 1998, respectively. These new operations contributed $4.2 million, net of $1.3 million of, as part of E'town, intercompany sales, for the quarter. Revenues in the third quarter were $.5 million higher due to the hotter, drier weather conditions.

Operation Expenses increased $3.5 million or 28.1%, $3.8 million or 10.7% and $4.7 million or 9.9% for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases for the three, nine and twelve month periods are primarily due to the inclusion of the financial results of Liberty Water Company and Applied Water Management in E'town's consolidated financial results and, on a twelve month-to-date basis, reflect a full year's expenses for Edison Water Company which began operation in July 1997. All other E'town companies combined experienced only moderate increases in operation expenses of 1% or less for the three, nine and twelve month periods due to ongoing cost control efforts.

Maintenance Expenses increased $.1 million or 8.3%, $.1 million or 2.9% and $.5 million or 8.4% for the three, nine and twelve months ended September 30, 1998, respectively over the comparable periods in 1997. These increases are due to the operations of Liberty and Edison Water Companies. Elizabethtown Water Company experienced decreases in maintenance expenses for the three, nine and twelve month periods due to continued cost control efforts as well as mild weather in the winter of 1998.

Depreciation Expense increased $.1 million or 2.8%, $.4 million or 3.9% and $.8 million or 6.6% for the three, nine and twelve months ended September 30, 1998, respectively, over the comparable 1997 amounts. The increases were due primarily to a higher level of depreciable plant in service.

Revenue Taxes increased $.1 million or 1.9%, $.2 million or 1.4% and $.5 million or 3.0% for the three, nine and twelve month periods ended September 30, 1998, respectively, compared to the same periods in 1997 due to the increases in operating revenues discussed above, upon which these taxes are calculated.

Real Estate, Payroll and Other Taxes Expenses decreased $.2 million or 22.5%, $.2 million or 8.8% and less than $.1 million or .6% for the three, nine and twelve month periods, respectively. These decreases are due primarily to a final assessment in September 1998 for property taxes on the Canal Road Water Treatment Plant. The estimated increased assessment had been accrued since October 1998, the date the Plant went into service, and the final result was less than anticipated.

Federal Income Taxes as a component of operating expenses increased $.5 million or 11.7%, $1.1 million or 13.9% and $1.6 million or 16.4% for the three, nine and twelve months ended September 30, 1998, respectively, over the comparable 1997 amounts due to the changes in the components of taxable income discussed herein.

Other Income (Expense) increased $.3 million or 364.2%, $.5 million or 146.2% and $.5 million or 67.5% for the three, nine and twelve month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases are due primarily to an increase in AFUDC in connection with Elizabethtown Water Company's ongoing capital program. In addition, E'town Corporation sold a real estate parcel in the third quarter that produced a gain of $.1 million. These increases were offset by the increases in associated federal income taxes.

Total Interest Charges increased $.3 million or 7.5%, $.1 million or .6% and $.4 million or 2.3% for the three, nine and twelve month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases are due to additional financing costs associated with the operations of Liberty and Edison Water Companies as well as Elizabethtown Water Company's ongoing capital program.

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

E'town Corporation and Subsidiaries
Consolidated earnings for E'town for the next several years will be determined by related but different strategies for the regulated and non-regulated businesses. For Elizabethtown and Mount Holly, management will continue to focus on expansion efforts to increase sales, as well as on controlling costs through productivity improvements so that realized returns remain comparable to authorized levels. For the non-regulated businesses, management seeks to invest in water and wastewater assets (including municipal privatization contracts and wastewater assets as a result of the AWG acquisition) which produce a current return. Capital to finance investments in both the regulated and non-regulated businesses will be raised from external sources, from the sale of real estate parcels owned by Properties and from internal cash generation.

E'town expects earnings from the regulated operations to exceed those of 1997 due to hot, dry weather in July and August of 1998 and cost control efforts. Also, consistent with E'town's strategy to sell its real estate properties (discussed below) management expects to realize a gain from a property sale later in 1998. Based upon these factors, management currently expects earnings per share to exceed those reported for 1997.

Elizabethtown and Subsidiary - Regulated Utilities
Elizabethtown's authorized rate of return on common equity is currently 11.25%. In 1997, Elizabethtown achieved an actual return on common equity of 11.0%. Mount Holly earned a rate of return on common equity of 2.8% in 1997, compared to an authorized rate of return of 11.25% established in its most recent rate proceeding. Mount Holly contributed $.02 to E'town's consolidated earnings per share in 1997. Management expects Mount Holly to increase its contribution to E'town's earnings per share beginning later in 1999 upon receipt of additional rate relief so that Mount Holly can realize rates of return comparable to authorized levels.

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

Properties
Included in Non-utility Property and Other Investments at September 30, 1998 is $11.3 million of investments in various parcels of undeveloped land in New Jersey. Properties is proceeding with plans to sell such properties, and E'town plans to invest the sale proceeds into water and wastewater utility investments that produce a current return.

Properties had previously entered into a contract to sell another parcel to a developer. The parties expected that the contract would close in 1996, but the developer was unable to obtain the required municipal approvals. The contract has been extended and all the material issues appear to have been resolved. Properties expects to close on this parcel later in 1998. If consummated, this sale would result in a gain.
Properties closed on two parcels during the third quarter of 1998. These sales produced only a minimal gain. Properties has either entered into contracts for sale or has received letters of intent for all but one of its remaining parcels.

The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Such costs are capitalized until the property is offered for sale, after which time such costs are expensed. Based on independent appraisals received at various times prior to 1997, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1998.

Included in Non-utililty Property and Other Investments at September 30, 1998 is an investment of $1.33 million ($.30 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V
(SEGS), located in California.

The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties, either through updated appraisals or letters of intent from prospective purchasers, or for its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The pronouncement requires disclosure of selected information about operating segments in interim financial reports. Based upon the immateriality of the Corporation's business segments at the present time, no additional disclosures are currently required.

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

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the expensing of costs of start-up activities as these costs are incurred. E'town has elected to adopt this change in 1998 and has recognized start-up expenses of $.2 million in these financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". This Statement must be adopted by the for the quarter ended March 31, 2000. The Corporation does not believe this Statement will have a significant impact on its financial condition and results of operations.

PART II - OTHER INFORMATION

Items 1 - 5:

      Nothing to Report.

Item 6(a) - Exhibits

   Exhibits to Part I:

      Exhibit 10(m) -  Contract with the City of Elizabeth, New Jersey for the Operation by E'town Corporation of the City's Water System

      Exhibit 10(n) -  Employment Agreement between Applied Water Management,
                       Inc. and Edward A. Clerico

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


Date: November 13, 1998

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