Form 10-K
period 1998-12-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1999-03-31
CIK 764403, 32379

=========================================================================
                             FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
    (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998
                                  OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

           Registrant's telephone number, includ(908)r654-1234
                     Securities registered pursuant to Section 12(b) of the Act:

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

           Registrant's telephone number, includ(908)r654-1234
        Securities registered pursuant to Section 12(b) of the Act:

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

   On December 31, 1998, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $401,393,410.

   On December 31, 1998, there were 8,471,790 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of E'town Corporation.

   Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

   Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1998
   Part III incorporates information by reference from the definitive Proxy Statement in connection with E'town Corporation's Annual Meeting of Shareholders to be held on May 20, 1999.

                         E'TOWN CORPORATION
                     ELIZABETHTOWN WATER COMPANY
                     1998 ANNUAL REPORT ON FORM 10-K

                          TABLE OF CONTENTS
   PART I                                                            Page

   Item 1.  Business                                                    1
            Organization                                                1
            Service Area and Customers                                  1
            Water Supply                                                2
            Water Treatment Facilities and Water
             Quality Regulations                                        3
            Transmission and Distribution                               5
            Energy Supply                                               5
            Environmental Matters                                       5
            Franchises                                                  5
            Employee Relations                                          5
            Rate Matters                                                5
            Real Estate Matters                                         6
            Other Developments                                          7
            Executive Officers of the Corporation
             and Elizabethtown                                          8
   Item 2.  Properties                                                  8
   Item 3.  Legal Proceedings                                           8
   Item 4.  Submission of Matters to a Vote of Security Holders         8

   PART II

   Item 5.  Market for the Corporation's Common Stock and Related
             Stockholder Matters                                        9
   Item 6.  Selected Financial Data                                    10
   Item 7.  Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations             11
   Item 8.  Financial Statements and Supplementary Data                16
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                      16

   PART III

   Item 10. Directors and Executive Officers of the Registrant         16
   Item 11. Executive Compensation                                     16
   Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                            16
   Item 13. Certain Relationships and Related Transactions             16

   PART IV

   Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                       16

   SIGNATURES

   AUDITORS' REPORT & SUPPLEMENTAL SCHEDULES

   EXHIBIT INDEX

   APPENDIX I
   Elizabethtown Water Company and Subsidiary Consolidated Financial Statements for the Years Ended December 31, 1998, 1997 and 1996 and Independent Auditors' Report

                              E'TOWN CORPORATION
                           ELIZABETHTOWN WATER COMPANY
                          Annual Report on Form 10-K
                     For the year ended December 31, 1998

                                    PART I
Item 1.   Business
ORGANIZATION
E'town Corporation (E'town or Corporation) was originally incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). Applied Wastewater Management (AWWM) is a regulated wastewater utility acquired in June 1998 as part of the acquisition of E'town's joint venture partner (discussed below) and is engaged in the ownership and operation of wastewater facilities. Elizabethtown, Mount Holly and AWWM are public utilities and are regulated by the New Jersey Board of Public Utilities (BPU). Elizabethtown, Mount Holly and AWWM comprise the regulated utilities segment of the business for financial and management reporting purposes. Liberty Water Company (Liberty) is a wholly owned, non-regulated subsidiary of E'town formed in July 1998 to operate the water system of the City of Elizabeth, New Jersey under a 40-year operating contract. Edison Water Company (Edison) is a wholly owned, non-regulated subsidiary of E'town formed in July 1997 to operate the water system of the Township of Edison, New Jersey under a 20-year operating contract. Edison and Liberty comprise the contract operations segment of the business for financial and management reporting purposes. E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings. E'town and Properties comprise the financing and investing segment of the business for financial and management reporting purposes. E'town provides the financing for its non-regulated subsidiaries through issuance of short- and long-term debt as well as through public equity offerings for capital contributions to all subsidiaries. In June 1998 E'town acquired the operations of Applied Wastewater General Partnership (AWG), E'town's joint venture partner. The newly-acquired companies are now comprised of Applied Water Management, Inc.
(AWM) and AWWM. AWM is engaged in the design and construction of wastewater facilities as well as in the pumping and hauling of wastewater materials. This entity represents the Engineering, Operations and Construction segment of the business for financial and management reporting purposes.

Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Elizabethtown owns all of the common stock of Mount Holly. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% and Liberty, AWM and Edison each contributed 4% of the Corporation's consolidated operating revenues for 1998.

Regulated Utilities Segment
SERVICE AREA AND CUSTOMERS
At December 31, 1998, Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers totaling 200,348 in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in New Jersey. AWWM serves 188 wastewater and 97 water customers.

                                   1

Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of eight additional municipalities with their own retail water systems and, of three other investor-owned water companies. Water for fire protection service is provided to 53 municipalities and also to commercial and industrial establishments.

At December 31, 1998, Edison and Liberty served 37,391 customers under their contracts to operate the water systems of the Township of Edison and the City of Elizabeth, both in New Jersey.

The operating revenues of E'town by major classification of customer for the twelve months ending December 31, 1998 are as follows:

                General customers                                60.3%
                Other water systems                              11.0%
                Industrial wholesale customers                    5.6%
                Fire service/miscellaneous                       11.6%
                Contract operations                               7.5%
                Engineering, operations and construction          4.0%

The water systems are substantially all metered except for fire service.

AWM provides a variety of services for internal purposes as well as for external customers. Engineering services are provided internally for the construction division of AWM in the design and building of wastewater facilities for developers, as well as for a variety of external customers for various wastewater projects. The operations division of AWM performs a variety of wastewater pumping and hauling services. These services include sludge hauling for commercial, industrial and governmental customers under contract, as well as septic cleaning for residential and other customers.

Additional operating statistics appear in Item 6.

WATER SUPPLY
The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1998, Elizabethtown's pumpage averaged 131.7 million gallons per day (MGD) and Mount Holly's pumpage averaged 3.7 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current needs of their customers. Mount Holly is constructing additional facilities, as discussed below, to augment its water supplies.

In 1998, surface water sources supplied approximately 90% of Elizabethtown's supply with wells supplying the remaining 10%. All of Mount Holly's water is produced from wells although beginning in March 1998, 1.0 million gallons per day is being purchased by Mount Holly from another purveyor on a temporary basis from surface sources (see below).

Substantially all of Elizabethtown's surface water is purchased under a long-term contract with the New Jersey Water Supply Authority (NJWSA) which requires Elizabethtown to purchase (i) 32 MGD from the state-owned Delaware and Raritan Canal which transports water from the Delaware River Basin plus
(ii) 70 MGD from the Raritan River Basin which includes the state-owned Spruce Run-Round Valley Reservoir System. The safe yield of the Raritan River Basin and the Delaware and Raritan Canal is 225 MGD of which 150 MGD is presently allocated to Elizabethtown and others. The NJWSA has available, and Elizabethtown purchases, water above the Company's minimum purchase obligation on an as-needed basis.

Mount Holly has historically obtained all of its water from wells drilled into an aquifer, which has been subject to over-pumping. The state adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly designed a project to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. Management has determined that this project (the "Mansfield Project") is the most cost effective method for Mount Holly to comply with the state's regulations.
                                   2

By September 1995, Mount Holly had obtained all New Jersey Department of Environmental Protection (DEP) approvals for the Mansfield Project and was ready to begin construction when New Jersey-American Water Company (NJAM) appealed the granting of Mount Holly's permits for the project. Under an August 1997 settlement among Mount Holly, the DEP and NJAM, Mount Holly will purchase 1 million gallons per day from NJAM for a period to include the later of January 1, 2000 or the date the Mansfield Project is placed into service. Purchases began during March of 1998.

Mount Holly has taken steps necessary to recover in rates both the costs of purchased water and the costs of the Mansfield Project (see Rate Matters below). On May 27, 1998 the BPU adopted a Stipulation signed by the parties to a petition filed in September 1997 for a Purchased Water Adjustment Clause
(PWAC) for an increase in annual revenues $1.29 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19, 1998 and May 27, 1998 as Other Unamortized Expenses. Recovery of this amount will be addressed in the next PWAC petition expected in 1999. On October 6, 1998, the BPU issued an Order adopting a Stipulation signed by the parties to Mount Holly's proceeding for a review of the prudence of constructing the Mansfield Project. The Stipulation indicated that the project provides the most cost-effective alternative available to Mount Holly customers for meeting the requirements for an alternative source of supply for the Mount Holly system. On January 29, 1999 Mount Holly filed a petition with the BPU for an increase in annual operating revenues of $2.1 million or 40.5%. This request is intended to cover increases in capital expenditures as well as increases in operating expenses since rates were last established in January 1996. The majority of the increase in capital expenditures relates to the construction of the initial phase of the Mansfield Project.

WATER TREATMENT FACILITIES AND WATER QUALITY REGULATIONS
Elizabethtown owns and operates two treatment plants at the confluence of the Raritan and Millstone Rivers adjacent to the Delaware and Raritan Canal to treat surface water purchased from the NJWSA. The plants can withdraw water from any of the above sources, which is an advantage in the event that one source becomes temporarily contaminated. The Raritan-Millstone Plant (RM Plant) was placed in service in 1931 and has continually been upgraded since that time. The RM Plant has a production capacity of 155 MGD. The Canal Road Water Treatment Plant (Plant) was placed in service in October 1996 to increase Elizabethtown's sustainable production capacity and provide the ability to continue to meet water quality regulations. The Plant has an initial rated production capacity of 40 MGD. Elizabethtown also operates smaller treatment facilities to treat groundwater produced by certain wells. Mount Holly operates similar groundwater treatment facilities.

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

Elizabethtown has responded in recent years to water quality regulations promulgated by DEP and the EPA by replacing groundwater supplies with increased supplies of surface water. The Company expects this trend to continue because it is preferable from the standpoint of operational efficiency and cost to modify treatment processes and facilities at one or two large plants than to constantly upgrade treatment facilities at multiple well sites.
                                   3

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

Lead and Copper Rule
The LCR requires Elizabethtown and Mount Holly to test the quantity of lead and copper in drinking water at the customer's tap and, if certain contaminant levels (action levels) are exceeded, to notify customers and initiate a public information campaign advising customers how to minimize exposure to lead and copper. The LCR also requires Elizabethtown to add corrosion inhibitors to water to minimize leaching of lead from piping, faucets and soldered joints into water consumed at the tap. Results from two separate tests completed during 1992 within Elizabethtown and Mount Holly's systems did not indicate lead and copper concentrations above the action levels. Accordingly, public notification and a public information campaign have not been required. Corrosion inhibitor facilities for Elizabethtown were completed in 1996. The Company is in compliance with LCR requirements.

Volatile Organic Compounds
VOCs include various substances (primarily synthetic organic solvents) which have percolated into groundwater aquifers from surface sources.
Elizabethtown has found VOCs in excess of the applicable MCLs in certain of its wells and has either suspended the use of such wells or constructed aeration towers which remove such contaminants from the water by venting them into the atmosphere. Because underground water flows are difficult to map, it is difficult to predict when and where contamination will occur in the future. To the extent that contamination in excess of applicable MCLs occurs at wells lacking aeration towers, Elizabethtown will consider building aeration towers if feasible and cost effective, or closing such wells, thereby increasing its reliance on surface water. To date, Mount Holly has not been affected by VOC contamination.

Radionuclides
Radionuclides are naturally occurring radioactive substances (primarily radon) found in groundwater. Like VOCs, radon can be removed from groundwater using aeration towers. If the MCLs proposed for all radionuclides are finally adopted, Elizabethtown believes that it will abandon wells with aggregate production capacity of approximately 5 MGD, thereby further increasing Elizabethtown's reliance on surface water. Elizabethtown currently owns and operates wells with an aggregate safe daily yield of 22 MGD.

Surface Water Treatment Rule
The operation of Elizabethtown's Raritan-Millstone treatment plant is subject to the SWTR. Elizabethtown has assessed the plant's sustainable production capacity, assuming operation consistent with the requirements of the SWTR, and determined that improvements to the existing plant were necessary. Specifically, Elizabethtown has installed additional pumps to increase capacity and reliability at peak times and has constructed a new building to house offices and lab facilities. Also, Elizabethtown has replaced existing chlorine gas disinfection facilities with liquid sodium hypochlorite to improve community and employee safety and has installed corrosion inhibitor facilities in conformance with the LCR.

The Canal Road Water Treatment Plant has been designed and is being operated for compliance with the SWTR.
                                   4

TRANSMISSION AND DISTRIBUTION
As of December 31, 1998, Elizabethtown Water Company's transmission and distribution system included 2,955 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or pre stressed concrete pipe. Elizabethtown conducts an ongoing program to clean and line its older cast iron mains the cost of which is capitalized and has been included in rate base in stipulations settling recent rate cases. On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures and initiates plans to construct pumping, transmission and storage facilities as needed.

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

As a normal byproduct of treating surface water, Elizabethtown's existing surface water treatment plants generate silt removed from untreated river water plus residue from chemicals used in the treatment process. Historically, Elizabethtown had disposed of this material in landfills. As a result of revised regulations governing landfills, Elizabethtown has been reusing this material on site for flood protection and is presently removing some material off-site for beneficial reuse.

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

EMPLOYEE RELATIONS
As of December 31, 1998, the Corporation had a total of 505 full-time employees, of which 224 were covered by union contracts. The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.) were renegotiated on February 1, 1999 and will expire on January 31, 2003. The contract provides for wage increases of 1.5% on the first of February and August beginning in 1999 through August of 2002. The Company considers relations with both union and nonunion employees to be satisfactory.

RATE MATTERS
Elizabethtown, Mount Holly and AWWM are subject to regulation by the New Jersey Board of Public Utilities (BPU) with respect to the issuance and sale of securities, rates and service, classification of accounts, mergers, and other matters. Rate relief is sought periodically cover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant, and other costs of doing business.

                                   5
Elizabethtown
In December 1997 the BPU adopted a Stipulation for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the full recovery of costs associated with SFAS No. 106 "Accounting for Employer's Postretirement Benefits," on an accrual basis less the costs associated with SFAS No. 106 expenses previously recovered in rates. The total increases in annual operating revenues resulting from these Stipulations are $.39 million for Elizabethtown and $.02 million for Mount Holly.

Elizabethtown expects to file for rate relief later in 1999 to recover additional construction and financing costs since base rates were last established in October 1996.

Mount Holly
On October 6, 1998, the BPU issued an Order adopting a Stipulation signed by the parties to Mount Holly's proceeding for a review of the prudence of constructing a new well field, treatment plant and pipeline to provide an alternate water source required due to State mandated restrictions. This project is known as the Mansfield Project. The Stipulation indicated that the Mansfield project provides the most cost-effective alternative available to Mount Holly customers for meeting the requirements for an alternative source of supply for the Mount Holly system. Effective in March 1998, Mount Holly began purchasing 1 million gallons per day from NJAM and will continue to purchase this water until the later of January 1, 2000 or the date the Mansfield Project is placed into service. The annual cost of the purchased water is $1.16 million.

In September 1997 Mount Holly filed a petition with the BPU to establish a PWAC to reflect the cost of water purchased from NJAM. On May 27, 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.29 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount has been requested in the rate increase discussed below. As of December 31, 1998, Mount Holly has deferred $.08 million of these costs.

On January 29, 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of the Mansfield Project that was placed in service in the third quarter of 1998. A decision is expected during the fall of 1999. Mount Holly expects to file an additional rate case later in 1999 for the remaining cost of the Mansfield Project, to coincide with the completion of the project and the expiration of the agreement to purchase water from NJAM and the cancellation of the PWAC.

Financing and Investment Segment
REAL ESTATE MATTERS
E'town Properties and E'town Corporation own various parcels of undeveloped land in New Jersey carried as investments of $11.3 million in Non-Utility Property and Other Investments - Net, in the Consolidated Balance Sheets of E'town at December 31, 1998. E'town and Properties are proceeding with plans to sell such properties and expect to invest the sale proceeds into water and wastewater utility investments that produce a current return.

One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. Cash proceeds of $1.2 million were received in 1998 and the balance was financed with a one-year mortgage at an interest rate of 8%, with full payment due in 1999. In the first quarter of 1999, Properties sold a parcel of land which has been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.08 million net of taxes or approximately $.25 per share. Cash proceeds of $1.5 million were received in 1999 and the balance was financed with a
7.75% mortgage for the remaining $4.33 million, to be paid over two years. Properties has entered into contracts for sale for all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take up to several years.
                                   6
The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while
rezoning  or  governmental   approvals  were  being  sought.   Such  costs  were
capitalized until the property was offered for sale, after which time such costs were expensed. Based upon independent appraisals received at various times prior to 1997 and the expected sales prices for properties under contract to be sold, the estimated net realizable value of each property exceeds its respective carrying value as of December 31, 1998.

Contract Operations Segment
OTHER DEVELOPMENTS
Effective July 1, 1998, E'town, through Liberty, has entered into a contract with the City of Elizabeth (Elizabeth), New Jersey to operate its water system under a 40-year contract serving 17,900 customers. Under the contract, Liberty made a payment to Elizabeth of $19.7 million in 1998 and is contractually obligated to make payments to Elizabeth of $12 million in June 1999 and $19 million in June 2000. Also under the terms of the contract, Liberty will deposit $57.8 million from revenues earned over the 40-year contract, of which $52.4 million is due after 2012, into a fund administered by Elizabeth to be used by Elizabeth to pay for capital improvements to the water system. In addition, Liberty is responsible for $7.8 million of construction expenditures, primarily for meter replacements, over the life of the contract. These construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Of these total commitments, approximately $4.0 million is expected to be expended in the next three years. E'town will receive all the revenues from operating the system in accordance with rate increases set forth in the contract. E'town is also responsible for all operating expenses as well as the capital expenditures discussed above. Performance by Liberty of the contract provisions is guaranteed by E'town.

E'town also performs the commercial billing operations for the wastewater system of Elizabeth. E'town does not operate the wastewater system. E'town does the wastewater billing for Elizabeth and remits all cash collected to Elizabeth.

In 1997 E'town formed a wholly-owned subsidiary, Edison Water Company (Edison), for the purpose of managing the assets and operations of the Edison Township water system under a 20-year contract. Edison serves approximately 11,600 residential, commercial and industrial customers. Edison bills and receives all water revenues generated as a result of operating the water system of the Township of Edison, New Jersey and pays all the expenses under the contract. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $10.16 million has been spent to-date. Expenditures include capital improvements to the water system as well as contract payments to the Township of Edison. Of the total, approximately $3.6 million is expected to be expended in the next three years of the contract. An initial payment of $5.7 million was made upon the closing in June 1997 and has been included in concession fees on privatization contracts, net of amortization. Performance by Edison of the contract provisions is guaranteed by E'town.

Engineering/Operations/Construction Segment
In 1995 the Corporation entered into a three-year joint venture agreement with AWG to form a New Jersey limited liability company, Applied Watershed Management, LLC. AWG was a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities. E'town exercised an option to purchase the operations of AWG to provide a full complement of water and wastewater services and consequently closed on the transaction in June 1998. The purchase price was $6.61 million (185,005 restricted common shares) for the three companies that now comprise AWM and $.04 million (1,305 restricted common shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction. Of the shares issued, 20% are being held in escrow. The purchase price is subject to a potential downward post-closing adjustment based upon a multiple of earnings for the twelve months ended March 31, 1998. As required by the purchase contract, E'town has undertaken an audit of AWG for such period. Therefore, the amount of any downward post-closing adjustment is not yet determinable.

Executive Officers of the Corporation and Elizabethtown

      Name                    Age            Positions Held

Anne Evans Estabrook          54        Chairman of the Corporation since 1997.
                                        Vice President of the Corporation since
                                        1987. Owner of the Elberon Development
                                        Co., (a real estate holding company)and
                                        President of David 0. Evans, Inc. (a
                                        construction company).

Andrew M. Chapman             43        President of the Corporation since 1997,
                                        Chief Financial Officer of the
                                        Corporation from 1989 until 1997 and
                                        Treasurer of the Corporation from 1990
                                        to 1997. President of Elizabethtown
                                        since 1996 and Executive Vice President
                                        of Elizabethtown from 1994 to 1995. He
                                        served as Senior Vice President of
                                        Elizabethtown from 1993 to 1994, Chief
                                        Financial Officer of Elizabethtown from
                                        1990 to 1995 and Treasurer of
                                        Elizabethtown from 1989 to 1994.

Gail P. Brady                 53        Treasurer of the Corporation since 1997,
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer of Elizabethtown
                                        since 1998 and Vice President - Finance,
                                        Regulatory Affairs and Treasurer of
                                        Elizabethtown since 1994.

Dennis W. Doll                40        Controller of the Corporation since
                                        1997, Vice President and Controller of
                                        Elizabethtown since 1998 and Controller
                                        of Elizabethtown since 1994.

Norbert Wagner                63        Senior Vice President - Operations of
                                        Elizabethtown since 1992.

Item 2. Properties

All principal plants and other materially important units of property of Elizabethtown and Mount Holly are owned in fee. The Company considers that the properties of Elizabethtown and Mount Holly are in good operating condition.

Item 3. Legal Proceedings

Their are environmental matters that are inherent in the production, transmission and distribution of water as well as in the treatment of wastewater. The Corporation is sensitive to these issues and mitigates the environmental impact of these activities to the extent required by the laws and regulations under which these activities are governed and makes efforts to exceed the regulatory requirements where practical.

The Corporation, in the ordinary course of business, periodically becomes involved in litigation. There is currently no litigation in progress regarding environmental or other issues in which an outcome adverse to the Corporation would have a material impact on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                    PART II

Item 5. Market for the Corporation's Common Stock and Related Stockholder
         Matters

      This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference. All of the common stock of Elizabethtown Water Company is owned by E'town.

Item 6.  Selected Financial Data
                                E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                            Elizabethtown Water Company

                                  1998      1997      1996      1995      1994
------------------------------------------------------------------------------
Utility Plant (Thousands)
     Utility Plant - net      $604,899  $572,785  $560,024  $507,858  $437,456
     Construction Expenditures
        (excluding AFUDC)       43,500    24,612    55,125    73,789    69,981
     Total Assets              683,328   646,318   640,779   580,808   502,848
Capitalization (Thousands)
     Shareholder's Equity      208,573   193,354   182,293   176,685   151,624
     Preferred Stock            12,000    12,000    12,000    12,000    12,000
     Debt (1)                  267,178   249,974   250,963   208,952   164,951
     Total Capitalization     $487,751  $455,328  $445,256  $397,637  $328,575
Capitalization Ratios
     Common Stock                   43%       42%       41%       44%       46%
     Preferred Stock                 2%        3%        3%        3%        4%
     Debt (1)                       55%       55%       56%       53%       50%

Earnings Applicable to
  Common Stock (Thousands)    $ 23,955  $ 20,092  $ 15,942  $ 16,512  $ 13,369

Operating Statistics
     Revenues (Thousands)
     General Customers        $ 87,698  $ 85,195  $ 68,797  $ 67,455  $ 62,923
     Other Water Systems        22,181    21,900    18,929    18,720    18,082
     Industrial Wholesale        8,148     8,451     7,869     7,947     7,458
     Fire Service/Miscellaneous  6,820    16,242    14,763    14,276    13,570
     Total Revenues           $134,847  $131,788  $110,358  $108,398  $102,033

Water Sales - Millions of Gallons (mg)
     General Customers          24,609    24,333    22,890    23,999    23,551
     Other Water Systems        14,397    14,504    15,049    15,569    15,691
     Industrial Wholesale        3,482     3,533     3,567     3,673     3,568
     System Use and Unaccounted  6,933     6,948     6,444     6,402     6,570
     Total Water Sales          49,421    49,318    47,950    49,643    49,380
System Delivery by Source - mg
     Surface                    48,067    42,585    41,485    42,646    42,534
     Wells                       1,072     6,689     6,328     6,764     6,690
     Purchased                     282        44       137       233       156
     Total System Delivery      49,421    49,318    47,950    49,643    49,380
Millions of Gallons Pumped:
     Average Day                   135       135       131       136       135
     Maximum Day                   196       205       170       183       182
General Information
     Customers                 200,251   197,663   195,482   192,617   189,440
     Miles of Main               2,953     2,926     2,899     2,869     2,828
     Fire Hydrants Served       16,402    16,228    16,012    15,650    15,291

==============================================================================
(1) Includes long-term debt, notes payable and long-term debt-current portion.

Item 7.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated by reference.

                  Elizabethtown Water Company and Subsidiary

The water utility operations of Elizabethtown Water Company (Elizabethtown) and its subsidiary, The Mount Holly Water Company (Mount Holly), presently constitute the major portion of E'town Corporation (E'town or Corporation), assets and earnings. Elizabethtown and Mount Holly are regulated water companies which, as a consolidated entity are referred to herein as Elizabethtown Water Company (Company). Mount Holly contributed about 3% of the Company's consolidated operating revenues for 1998. The following analysis sets forth significant events affecting the financial condition of Elizabethtown at December 31, 1998, and the results of operations for the years ended December 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program
In 1998, capital expenditures were $43.5 million, primarily for water utility plant. For the three years ending December 31, 2001, capital and investment requirements for Elizabethtown are estimated to be $124.5 million, primarily for water utility plant consisting of $107.5 million for Elizabethtown and $17.0 million for Mount Holly.

Elizabethtown
While Elizabethtown's projected capital outlays have dropped from recent years now that the Canal Road Water Treatment Plant (Plant) is completed, Elizabethtown's facilities will continue to be upgraded and expanded to handle customer growth. Elizabethtown's three-year capital program includes $50.6 million for routine projects (services, hydrants and main extensions not funded by developers) and $56.9 million for transmission system upgrades, a new operations center and other projects. Elizabethtown expects to file for rate relief later in 1999 and periodically thereafter to ensure that such costs are adequately reflected in rates (see Economic Outlook).

Mount Holly
During the next three years, Mount Holly expects to spend $17.0 million, primarily for an additional supply source to comply with state regulations designed to prevent further depletion of a local aquifer.
Mount Holly currently obtains all of its water from wells drilled into an aquifer, which has been subject to over-pumping by various users in a portion of southern New Jersey. The state adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly designed a project to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. In August 1998, the New Jersey Board of Public Utilities (BPU) adopted a Stipulation among Mount
Holly and other parties concluding that this project (the "Mansfield
Project") is the most cost effective method for Mount Holly to comply with the state regulations.

To settle an appeal initiated by New Jersey-American Water Company (NJAM) concerning the diversion rights for the Mansfield Project, Mount Holly signed a Stipulation with NJAM, the New Jersey Department of Environmental Protection (DEP) and other parties, requiring Mount Holly to purchase one million gallons per day from NJAM during the two-year period that the Mansfield Project is being constructed. Purchases began during March of 1998, after completion of an interconnection.
                                   11

In September 1997, Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from NJAM under the agreement discussed above. On May 27, 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27. Recovery of this amount has been requested in the rate increase discussed below. As of December 31, 1998, Mount Holly has deferred $.1 million of these costs.

Mount Holly filed for a rate increase in January 1999 to reflect a portion of the expenditures for the Mansfield Project, as well as to increase the rates of return realized and, therefore, the contribution to E'town's earnings per share.

Capital Resources
During 1998, Elizabethtown financed 56.3% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit and proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase Plan).

For the three-year period ending December 31, 2001, Elizabethtown estimates that 67.5% of its currently projected capital expenditures are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from capital contributions from E'town sales of common stock, proceeds from tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. Mount Holly's Mansfield Project will be financed from requisitions from the New Jersey Environmental Infrastructure Trust Financing Program (see below). The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years. Elizabethtown expects to pursue additional tax-exempt financing to the extent that final allocations are granted by the NJEDA.

In November 1998, Mount Holly closed on two loans that will provide up to $13.2 million in 2.60% financing for the Mansfield Project through the New Jersey Environmental Infrastructure Trust Financing Program. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust, which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.9 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection funded by federal monies at no interest cost. The effective interest rate for the combined notes is approximately 2.60%.

Interest Rate Risk
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1998, a hypothetical single percentage point change in interest rates would result in a $.9 million change in interest costs and earnings before tax related to short-term and variable rate debt.

RESULTS OF OPERATIONS
Net Income for 1998 was $24.0 million as compared to $20.1 million for 1997. Net income increased by $3.9 million, primarily comprised of (i) $.6 million due to an extended dry period in the summer of 1998 resulting in higher water consumption than in 1997 (ii) $1.3 million from lower operating expenses due to a combination of a mild winter in 1998, more efficient use of our work force, lower employee benefit costs and success with our ongoing cost control efforts (iii) $.7 million as a result of new customers and (iv) $.5 million related to refinancing short-term debt at lower interest rates. Capitalized construction interest accounted for an increase in net income of $.5 million.

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

                                   12

Operating Revenues increased $3.1 million or 2.3% in 1998 over the comparable 1997 amount. The increase is primarily comprised of $1.4 million from water service to residential and wholesale customers attributable to increased water consumption as a result of warmer, drier weather in the summer of 1998 than in 1997. New customers accounted for $.7 million of the increase. The PWAC rate increase for Mount Holly accounted for the remainder of the increase.

Operating Revenues increased $21.4 million or 19.4% in 1997 over the comparable 1996 amount. The increase is primarily comprised of $17.7 million from a rate increase for Elizabethtown, effective October 1996 and $3.1 million from increased water consumption. The increase in water consumption is primarily due to the dry summer of 1997.

Operation Expenses decreased $.2 million or .4% in 1998 from 1997. The Company experienced a decrease of $1.0 million from lower operating costs due to a mild winter, greater work force utilization, ongoing cost control efforts and decreased employee benefit costs. These decreases were partially offset by an increased cost of labor, purchased water for Mount Holly and variable costs for the higher water sales.

Operation Expenses increased $1.6 million or 3.6% in 1997 over the comparable 1996 amount. Increases resulting from variable costs associated with the increase in water consumption totaled $.3 million. Labor costs increased $.6 million. The remainder of the increase is attributable to various items, including operating costs for the Plant, information technology and other administrative costs.

Maintenance Expenses decreased $.9 million or 13.3% in 1998, as compared to 1997 due to improved procurement procedures and preventative maintenance programs.

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

Depreciation Expense increased $.2 million or 1.7% in 1998 compared to 1997 due to depreciation on utility plant additions.

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

Revenue Taxes increased $.2 million or 1.1% in 1998 and $2.7 million or 19.8% in 1997 due to the taxes on increases in operating revenues discussed above.

Real Estate, Payroll and Other Taxes decreased $.5 million or 14.7% in 1998. This overall decrease was comprised of additional payroll taxes due to additional labor costs which were offset by decreases from lower than anticipated property taxes on the Plant. These taxes increased $.2 million or 6.8% in 1997 due to additional labor costs, as well as additional property taxes.

Federal Income Taxes as a component of operating expenses increased $1.7 million or 15.0% and $3.7 million or 49.8% as compared to 1997 and 1996, respectively, due to the changes in the components of taxable income for all segments discussed herein.
                                   13

Other Income (Expense) increased $.3 million or 70.5% due to a $.4 million increase in Allowance for Funds Used During Construction (AFUDC), primarily for Elizabethtown's western operations center. Federal income taxes increased $.1 million for the taxes on the AFUDC.

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

Total Interest Charges decreased $1.0 million or 6.1% due primarily to refinancing short-term debt at lower interest rates. In addition, the debt component of AFUDC increased $.3 million, resulting in lower interest expense, as a result of higher construction expenditures, primarily for Elizabethtown's new western operations center.

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

Elizabethtown and Mount Holly
Over the next several years, management will seek to increase earnings by maximizing earned returns through expansion efforts to increase sales and through cost control measures. Capital to finance water investments will be raised from external sources and from capital contributions from E'town.

Earnings will vary going forward due to the effect of weather on costs and pumpage, timing and adequacy of rate relief, time elapsed since the last rate increase and other factors. For 1999, the Company expects earnings to be somewhat lower than in 1998, based on an assumed return to normal weather patterns after the unusually dry summers in 1998 and 1997. In particular, Elizabethtown's return should be somewhat lower in 1999 given that this year will be the third year since the last rate adjustment.

Elizabethtown expects to petition the BPU for an increase in rates in 1999 to reflect the increases in construction, financing and operating costs since base rates were last established in October 1996.

Mount Holly earned a rate of return on common equity of 4.7% in 1998, compared to an authorized rate of return of 11.25%, established in its most recent rate proceeding. Mount Holly earned significantly below its authorized return in 1998 and 1997 as the Company was precluded from filing for needed rate relief due to ongoing litigation with NJAM. Management expects Mount Holly to increase its return later in 1999 and into 2000 upon receipt of additional rate relief from the rate increase filed in January 1999, so that Mount Holly can realize rates of return comparable to authorized levels.

                                   14

New Accounting Pronouncements
See Note 2 of Elizabethtown's Notes to Consolidated Financial Statements for a discussion of new accounting standards that were effective in 1998.

Year 2000
State of Readiness
The Company has assessed its significant business systems, as well as non-critical, peripheral support system for compliance with the Year 2000.
The assessment concluded that all significant business systems (i.e. customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems) are Year 2000 compliant. The assessment also included inquiries as to the state of readiness of significant vendors whose services to the Company could have an impact on the Company's ability to deliver service to its customers. Management concluded that the delivery of electric power as well as chemicals used in the water treatment process are two areas of significant importance and received documentation from the vendors who provide these services that indicates their ability to provide service. Therefore, the Company expects no disruption in the services it provides to its customers and expects to process transactions in its financial, customer billing and customer services systems. The assessment did identify certain peripheral support systems that need to be addressed. An implementation plan has been developed and is being implemented.

The Costs to Address The Company's Year 2000 Issues
The significant business systems of the Company defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems that are being addressed will require the Company to incur costs to bring them into compliance. The present estimates place the total of these costs at less than $.2 million.

Risks Associated With The Company's Year 2000 Issues
Management believes that all identifiable issues with respect to Year 2000 compliance have been addressed, or will be addressed, in sufficient time and in sufficient detail to preclude any disruption in service or adverse effect on the Company's financial profile. Management therefore believes that risks associated with this issue are minimal with respect to those areas, which are internal to the Company and, over which management exercises complete control. Those areas that are external to the Company i.e., issues associated with our vendors, have been mitigated to the extent possible through inquiry of our vendors, tests of their claims of Year 2000 compliance and development of contingency plans as considered appropriate.

Contingency Plan
There are operational contingency plans in place on an ongoing basis to address issues, such as natural disasters, that could result in a disruption of service. These procedures would be activated in the event that certain physical facilities were not operable as a result of failures by our vendors associated with Year 2000 issues. In addition, Elizabethtown Water Company has alternative electric, natural gas and diesel generation capacity that could sustain a significant level of pumping capacity for an indefinite period of time.
                                   15

Item 8. Financial Statements and Supplementary Data

The information for E'town is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

The information for Elizabethtown Water Company is contained in Appendix I hereto, incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant
Information with respect to directors of E'town and Elizabethtown is included in E'town's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

Information regarding the executive officers of both E'town and Elizabethtown is included under Item I in Part I of this Form 10-K.

Item 11.  Executive Compensation

This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This information is included in E'town's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

     1. Financial Statements:
                          Elizabethtown Water Company

 Statements of Consolidated Income for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheets as of December 31, 1998 and 1997.

     Statements of Consolidated Capitalization as of December 31, 1998 and
     1997.
                                   16

     Statement of Consolidated Shareholder's Equity for the years ended December 31, 1998, 1997 and 1996.

     Statements of Consolidated Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

                              E'town Corporation

A portion of the 1998 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

                            Elizabethtown Water Company

The Independent Auditors' Report and Elizabethtown Water Company's consolidated financial statements and notes thereto are contained in Appendix I hereto, incorporated by reference herein.

     2.  Financial Statement Schedules:

                              E'town Corporation
                           Elizabethtown Water Company

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.

Supplemental Schedule of Property, Plant and Equipment at December 31, 1998 and 1997.

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

                                   17

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 E'TOWN CORPORATION
  March 31, 1999
                                    By:   /s/ Anne Evans Estabrook
                                          Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

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


  Director                                          /s/ Edward A. Clerico


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


ELIZABETHTOWN WATER COMPANY
March 31, 1999
                                    By:   /s/ Anne Evans Estabrook
                                          Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

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


   Director                                         /s/ Edward A. Clerico


   Vice President - Finance & Treasurer             /s/ Gail P. Brady
   (Principal Financial Officer)

   Controller                                       /s/ Dennis W. Doll
   (Principal Accounting Officer)

INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 24, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement  schedules  of E'town  Corporation  and its  subsidiaries,  listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


February 24, 1999
Parsippany, New Jersey

                                                         Schedule II
           E'TOWN CORPORATION AND SUBSIDIARIES
           VALUATION AND QUALIFYING ACCOUNTS


Column A            Column B     Column C    Column D    Column E

                                 Additions
                    Balance at   Charged to              Balance at
                   Beginning of  Costs and   Deductions   End of
Description:         Period      Expenses      (A)        Period
-------------------------------------------------------------------
Reserve for
Uncollectible Accounts:

Year Ended 12/31/98 $612,000     $995,940 (B)$542,940    $1,065,000

Year Ended 12/31/97 $566,000     $607,929    $561,929      $612,000

Year Ended 12/31/96 $532,000     $600,242    $566,242      $566,000


(A)  Write-off of uncollectible accounts, net of recoveries.

(B) Includes reserves for Liberty Water Company, ($39,970) and Applied Water Management, Inc., ($344,630), acquired in 1998 and Edison Water Company
       ($37,400 acquired in 1997).




           ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
              VALUATION AND QUALIFYING ACCOUNTS


Column A            Column B     Column C    Column D    Column E

                                 Additions
                    Balance at   Charged to              Balance at
                   Beginning of  Costs and   Deductions   End of
Description:         Period      Expenses      (A)        Period
------------------------------------------------------------------
Reserve for
Uncollectible Accounts:

Year Ended 12/31/98 $612,000     $573,940    $542,940     $643,000

Year Ended 12/31/97 $566,000     $607,929    $561,929     $612,000

Year Ended 12/31/96 $532,000     $600,242    $566,242     $566,000


(A)  Write-off of uncollectible accounts, net of recoveries.

            E'town Corporation & Subsidiaries                Supplemental
         Elizabethtown Water Company and Subdidiary          Schedule
              Property, Plant & Equipment
                As of December 31, 1998
                    (In Thousands)


Elizabethtown Water Company and Subsidiary             1998       1997
------------------------------------------             ----       ----
Utility Plant In Service:
    Intangible Plant                                   $251       $251
    Source of Supply Plant                           21,688     20,513
    Pumping Plant                                    62,578     57,498
    Water Treatment Plant                           160,259    156,601
    Transmission & Distribution Plant               450,100    422,284
    General Plant                                    18,778     19,994
    Leasehold Improvements                               15        136
    Acquisition Adjustments                             632        632
                                                   --------   --------
      Utility Plant In Service                      714,301    677,909
   Construction Work In Progress                     15,694      9,300
                                                   --------   --------
      Total Utility Plant                           729,995    687,209
                                                   ========   ========

Non-Utility Property - Net                            7,315         79
                                                   --------   --------
Total                                              $737,310   $687,288
                                                   ========   ========

E'town Corporation and Subsidiaries
-----------------------------------
Utility Plant (from above)                          729,995    687,209
Utility Plant (AWWM)                                  3,684
Construction Work In Progress (AWWM)                    886
                                                   --------   --------
      Total Utility Plant                          $734,565   $687,209

Non-utility Property and Other Investments-Net       84,945     20,570
                                                   --------   --------
Total                                              $819,510   $707,779
                                                   ========   ========

                                 EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits. Exhibits designated with a (1) are management contracts or compensatory plans or arrangements.

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

             *3(b) - By-Laws of E'town Corp.

              3(c) - Certificate of Incorporation of E'town Properties, Inc.
                     [Registration Statement No. 33-32143, Exhibit 4(j)]

              3(d) - By-laws of E'town Properties, Inc. [Registration Statement
                     No. 33-32143, Exhibit 4(n)]

              4(a) - Rights Agreement dated as of February 4, 1991 between
                     E'town and the Rights Agent [Registration Statement No. 33-38566, Exhibit 4(n)]

              4(b) - Indenture dated as of January 1, 1987 from E'town
                     Corporation to Boatmen's Trust, Trustee, relating to the 6 3/4% Convertible Subordinated Debentures due 2012 [Registration Statement No. 33-32143, Exhibit 4(a)]

              4(c) - Note Purchase Agreement relating to the 6.79% Senior Notes due December 15, 2007

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

             10(d) - Management Incentive Plan [Registration Statement No.
                     33-38566, Exhibit 10(i)] (1)

             10(e) - E'town's 1998 Stock Option Plan [Definitive Proxy
                     Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

             10(f) - E'town's 1998  Directors Stock Plan [Definitive Proxy
                     Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

             10(g) - E'town's 1990 Performance Stock Program [Registration
                     Statement No. 33-46532, Exhibit 10(k)] (1)

            Exhibit
            No.                          Description

             10(h) - E'town's Dividend Reinvestment and Stock Purchase Plan
                     [Registration No. 333-69549, Dated December 23, 1998]

             10(i) - Change of Control Agreement  for Andrew M. Chapman [Form
                     10-Q for the quarter ended March 31, 1995, Exhibit 10] (1)

             10(j) - Contract Between Edison Water Company, E'town Corporation
                     and the Township of Edison to Operate the Water
                     System of the Township of Edison, New Jersey dated as of June 25, 1997 [Form 10-Q for the quarter ended June 30, 1997, Exhibit 10(a)]

             10(k) - Employment Contract Between E'town Corporation and
                     Anne Evans Estabrook [Form 10-K for the year 1997,
                     Exhibit 10(k)] (1)

             10(l) - Change in Control Agreement for Anne Evans Estabrook
                     [Form 10-K for the year 1997, Exhibit 10(k)] (1)

             10(m) - Contract with the City of Elizabeth, New Jersey for the Operation by E'town Corporation of the City's Water System [Form 10-Q for the quarter ended September 30, 1998, Exhibit 10(m)]

             10(n) - Employment Agreement between Applied Water Management, Inc.
                     and Edward A. Clerico [Form 10-Q for the quarter ended September 30, 1998, Exhibit 10(n)]

            *10(o) - Change in Control Agreement for certain officers

               *12 - Computation of Ratio of Earnings to Fixed Charges

               *13 - Portion of the 1998 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data and is herein incorporated by reference.

               *21 - Subsidiaries of the Corporation

               *23 - Consent of Deloitte & Touche LLP, Independent Auditors

               *27 - Financial Data Schedule

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

              4(e) - Indenture dated as of August 1, 1991 from Elizabethtown
                     Water Company to The Bank of New York, Trustee, relating to the 6.70% Debentures due 2021[Registration Statement No. 33-46532, Exhibit 4(h)]

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

             *4(k) - Loan Agreement Dated November 1, 1998 Between the State
                     of New Jersey, Acting Through the New Jersey Department of Environmental Protection, and The Mount Holly Water Company

             Exhibit
             No.                          Description

             *4(l) - Loan Agreement Dated November 1, 1998 Between the New
                     Jersey Environmental Infrastructure Trust and The Mount Holly Water Company

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

             10(g) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1992, Exhibit 10(g)] (1)

             10(h) - Medical Reimbursement Plan of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1992, Exhibit 10(h)] (1)

             10(i) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-Q for the year ended September 30, 1995, Exhibit 10]

             10(k) - Employment Contract Between Elizabethtown Water Company and Anne Evans Estabrook [Form 10-K forthe year 1997,
                      Exhibit 10(k)] (1)

            *10(l) - Amendment to Supplemental Executive Retirement Plan of Elizabethtown Water Company (1)

            *12(a) -  Computation of Ratio of Earnings to Fixed Charges

            *12(b) -  Computation of Ratio of Earnings to Fixed
                      Charges and Preferred Dividends

               *21 -  Subsidiaries of the Company

               *23 -  Consent of Deloitte & Touche LLP, Independent Auditors

               *27 -  Financial Data Schedule.

                                                                     APPENDIX I


INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER COMPANY:


We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1998 and 1997, and the related statements of consolidated income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP


February 24, 1999
Parsippany, New Jersey

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                       APPENDIX I
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands)

                                                  Year Ended December 31,
                                                1998       1997        1996
-----------------------------------------------------------------------------
Operating Revenues                          $ 134,847  $ 131,788   $ 110,358
-----------------------------------------------------------------------------
Operating Expenses:
  Operation                                    45,117     45,301      43,713
  Maintenance                                   5,674      6,548       5,859
  Depreciation                                 12,439     12,233       9,893
  Revenue taxes                                16,728     16,550      13,820
  Real estate, payroll and other taxes          2,613      3,064       2,869
  Federal income taxes                         12,678     11,026       7,360
-----------------------------------------------------------------------------
        Total operating expenses               95,249     94,722      83,514
-----------------------------------------------------------------------------
Operating Income                               39,598     37,066      26,844
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                  597        215       3,725
  Federal income taxes                           (423)      (248)     (1,462)
  Other - net                                     612        494         452
-----------------------------------------------------------------------------
        Total other income (expense)              786        461       2,715
-----------------------------------------------------------------------------
Total Operating and Other Income               40,384     37,527      29,559
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                   14,721     14,030      13,011
  Other interest expense - net                    960      2,382       2,640
  Allowance for funds used during construction   (456)      (166)     (3,208)
  Amortization of debt discount and expense-net   391        376         361
-----------------------------------------------------------------------------
        Total interest charges                 15,616     16,622      12,804
-----------------------------------------------------------------------------
Net Income                                     24,768     20,905      16,755
Preferred Stock Dividends                         813        813         813
-----------------------------------------------------------------------------
Earnings Applicable To Common Stock         $  23,955  $  20,092   $  15,942
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                        APPENDIX I
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                              December 31,
Assets                                                      1998        1997
-----------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                             $ 714,301   $ 677,909
  Construction work in progress                           15,694       9,300
-----------------------------------------------------------------------------
        Total utility plant                              729,995     687,209
  Less accumulated depreciation and amortization         125,096     114,424
-----------------------------------------------------------------------------
        Utility plant-net                                604,899     572,785
-----------------------------------------------------------------------------


Non-utility Property (Note 4)                              7,315          79
-----------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                                3,598       4,226
  Customer and other accounts receivable
   (less reserve: 1998, $670, 1997, $612)                 16,952      17,283
  Unbilled revenues                                       10,091       9,663
  Infrastructure loan funds receivable (Note 4)            5,895
  Materials and supplies-at average cost                   2,538       1,966
  Prepaid insurance, taxes, other                          2,433       3,461
-----------------------------------------------------------------------------
        Total current assets                              41,507      36,599
-----------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                                1,371         936
  Unamortized debt and preferred stock expenses            9,368       9,656
  Taxes recoverable through future rates (Note 3)         14,226      21,439
  Postretirement benefit expense (Note 10)                 3,490       3,738
  Other unamortized expenses                               1,152       1,086
-----------------------------------------------------------------------------
        Total deferred charges                            29,607      36,855
-----------------------------------------------------------------------------
            Total                                      $ 683,328   $ 646,318
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                       APPENDIX I
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                              December 31,
Capitalization and Liabilities                              1998        1997
-----------------------------------------------------------------------------


Capitalization (Note 4):
  Common shareholder's equity                          $ 208,573   $ 193,354
  Mandatory redeemable cumulative preferred stock         12,000      12,000
  Long-term debt - net                                   245,148     231,944
-----------------------------------------------------------------------------
        Total capitalization                             465,721     437,298
-----------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                                   22,000      18,000
  Long-term debt - current portion                            30          30
  Accounts payable and other liabilities                  12,457      10,626
  Customers' deposits                                        248         272
  Municipal and state taxes accrued                       16,776      16,817
  Interest accrued                                         3,228       3,120
  Preferred stock dividends accrued                           59          59
-----------------------------------------------------------------------------
        Total current liabilities                         54,798      48,924
-----------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction                    40,874      39,131
  Federal income taxes (Note 3)                           64,696      67,851
  Unamortized investment tax credits                       7,839       8,042
  Accumulated postretirement benefits (Note 10)            3,947       4,209
-----------------------------------------------------------------------------
        Total deferred credits                           117,356     119,233
-----------------------------------------------------------------------------


Contributions in Aid of Construction                      45,453      40,863
-----------------------------------------------------------------------------


Commitments and Contingent Liabilities (Note 9)
-----------------------------------------------------------------------------
                Total                                  $ 683,328   $ 646,318
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                       APPENDIX I
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)
                                                               December 31,
                                                             1998      1997
-----------------------------------------------------------------------------

Common Shareholder's Equity (Note 4):
  Common stock without par value, authorized,
   15,000,000 shares, issued 1998 and 1997, 1,974,902   $  15,741   $  15,741
  Paid-in capital                                         132,753     124,560
  Capital stock expense                                      (485)       (485)
  Retained earnings                                        60,564      53,538
-----------------------------------------------------------------------------
      Total common shareholder's equity                   208,573     193,354
-----------------------------------------------------------------------------

Preferred Shareholders' Equity:
 Mandatory Redeemable Cumulative Preferred Stock
   $100 par value, authorized, 200,000 shares; $5.90
    series, issued and outstanding, 120,000 shares         12,000      12,000

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares; none issued
-----------------------------------------------------------------------------

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                              10,000      10,000
   7 1/2% Debentures, due 2020                             15,000      15,000
   6.60% Debentures, due 2021                              10,500      10,500
   6.70% Debentures, due 2021                              15,000      15,000
   8 3/4% Debentures, due 2021                             27,500      27,500
   8% Debentures, due 2022                                 15,000      15,000
   5.60% Debentures, due 2025                              40,000      40,000
   7 1/4% Debentures, due 2028                             50,000      50,000
   Variable Rate Debentures, due 2027                      50,000      50,000

  The Mount Holly Water Company:
   New Jersey Department of Environmental Protection Notes  5,895
   New Jersey Environmental Infrastructure Trust Notes      7,295
   Notes Payable (due serially through 2000)                   30          57
-----------------------------------------------------------------------------
        Total long-term debt                              246,220     233,057
    Unamortized discount-net                               (1,072)     (1,113)
-----------------------------------------------------------------------------
        Total long-term debt-net                          245,148     231,944
-----------------------------------------------------------------------------
           Total Capitalization                         $ 465,721   $ 437,298
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                       APPENDIX I
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)



                                                  Year Ended December 31,
                                                1998       1997        1996
-----------------------------------------------------------------------------


Common Stock:                                $  15,741  $  15,741   $  15,741
-----------------------------------------------------------------------------

Paid-in Capital:
Balance at Beginning of Period                 124,560    117,457     112,157
Capital contributed by parent company            8,193      7,103       5,300
-----------------------------------------------------------------------------
       Balance at End of Period                132,753    124,560     117,457
-----------------------------------------------------------------------------

Capital Stock Expense                             (485)      (485)       (485)
-----------------------------------------------------------------------------

Retained Earnings:
Balance at Beginning of Period                  53,538     49,580      49,272
Net income                                      24,768     20,905      16,755
Dividends on common stock                      (16,929)   (16,134)    (15,634)
Dividends on preferred stock                      (813)      (813)       (813)
-----------------------------------------------------------------------------
       Balance at End of Period                 60,564     53,538      49,580
-----------------------------------------------------------------------------

          Total Common Shareholder's Equity  $ 208,573  $ 193,354   $ 182,293
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                       APPENDIX I
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)
                                                  Year Ended December 31,
                                                1998       1997        1996
-----------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                   $ 24,768   $ 20,905    $ 16,755
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                12,439     12,233       9,893
   (Decrease) increase in deferred charges        (501)       690        (613)
   Deferred income taxes and investment tax
    credits-net                                  3,855      2,693       4,853
   Allowance for funds used during construction (1,053)      (381)     (6,934)
   Other operating activities-net                  252        362          68
 Change in current assets and current liabilities
  excluding cash, short-term investments and
   current portion of debt:
    Customer and other accounts receivable         331       (558)        218
    Unbilled revenues                             (428)      (307)     (1,912)
    Accounts payable and other liabilities       1,807     (6,495)        365
    Accrued/prepaid interest and taxes           1,095      3,173      (1,955)
    Other                                         (572)        78        (133)
-----------------------------------------------------------------------------
Net cash provided by operating activities       41,993     32,393      20,605
-----------------------------------------------------------------------------
Cash Flows Used by Financing Activities:
 Capital contributed by parent company           7,861      7,103       5,300
 Funds held in Trust by others                  (7,234)
 Proceeds from issuance of debentures                      50,000
 Proceeds from issuance of other long-term debt  7,295
 Debt and preferred stock issuance and
  amortization costs                               288       (667)        396
 Repayment of long-term debt                       (27)       (30)        (30)
 Contributions and advances for construction-net 6,333      4,759       2,521
 Net increase (decrease) in notes payable-banks  4,000    (51,000)     42,000
 Dividends paid on common stock and
  preferred stock                              (17,637)   (16,842)    (16,342)
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities   879     (6,677)     33,845
-----------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)          (43,500)   (24,612)    (55,125)
-----------------------------------------------------------------------------
    Cash used for investing activities         (43,500)   (24,612)    (55,125)
-----------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                 (628)     1,104        (675)
Cash and Cash Equivalents at
 Beginning of Period                             4,226      3,122       3,797
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period     $ 3,598   $  4,226    $  3,122
=============================================================================
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)    $ 14,459   $ 16,063    $  8,481
     Income taxes                            $  7,723   $  5,981    $  5,723
     Preferred stock dividends               $    708   $    708    $    708
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    APPENDIX I

1. Organization
Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly), is a wholly owned subsidiary of E'town Corporation (E'town or Corporation). Elizabethtown and Mount Holly are regulated water companies in the State of New Jersey. E'town is also the parent of E'town Properties, Inc. (Properties), Edison Water Company (Edison), Liberty Water Company, (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM).

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include Elizabethtown and its subsidiariy, Mount Holly. Significant intercompany accounts and transactions have been eliminated. Elizabethtown and Mount Holly are regulated water utilities and follow the Uniform System of Accounts, as adopted by the New Jersey Board of Public Utilities (BPU).

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

Utility Plant and Depreciation
Income is charged with the cost of labor, materials and other expenses incurred in making repairs and minor replacements, and in maintaining the properties. Utility plant accounts are charged with the cost of improvements and major replacements of property. When depreciable property is retired or otherwise disposed of, the cost thereof, plus the cost of removal net of salvage, is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis at functional rates for all classes of assets. The provision for depreciation, as a percentage of average depreciable property, was 1.81% for 1998, 1.85% for 1997 and 1.73% for 1996.

Allowance for Funds Used During Construction
Elizabethtown and Mount Holly capitalize, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC, a non-cash credit on the Statements of Consolidated Income, is added to the construction cost of the project and included in rate base and then recovered through depreciation charges in rates during the assets' useful life. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income. AFUDC totaled $1.05 million, $.38 million and $6.93 million for 1998, 1997 and 1996, respectively. AFUDC increased in 1996 during the construction of the Canal Road Water Treatment Plant.

Revenues
Revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

Federal Income Taxes
Elizabethtown files a consolidated tax return with E'town. Income taxes are allocated to Elizabethtown based upon the Company's taxable income. Deferred income taxes are provided for temporary differences in the recognition of revenues and expenses for tax and financial statement purposes to the extent permitted by the BPU. Elizabethtown and Mount Holly account for prior years' investment tax credits by the deferral method, which amortizes the credits over the lives of the respective assets.

Customers' Advances for Construction and Contributions in Aid of Construction Customers' Advances for Construction (CAC) and Contributions in Aid of Construction (CIAC) represent capital provided by developers for main extensions to new real estate developments. Some portion of CAC is refunded based upon the revenues that the new developments generate. CIAC also represents CAC that, under the terms of individual main extension agreements, are no longer subject to refund.

Short-term Investments
Short-term investments are stated at cost, which approximates market value.

Cash Equivalents
Elizabethtown Water Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

New Accounting Pronouncements
In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The pronouncement revises certain disclosure requirements for pension and other postretirement plans but does not change the measurement or recognition of expenses under those plans. The pronouncement standardizes the disclosure requirements for pensions and other postretirement benefit obligations to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates disclosures that are no longer useful. Elizabethtown has adopted these new disclosure requirements for the year ended December 31, 1998 (see Note 10).

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. Adoption of the SOP will not have an effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". This Statement must be adopted by the quarter ended March 31, 2000. The Company does not believe this Statement will have any impact on its financial statements.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December15, 1997. SFAS 130 dictates that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. It also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective January 1, 1998. The effects of adoption of SFAS 130 are not material for the Company.

Reclassification
Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Federal Income Taxes
The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35%) with the amount reported in the Statements of Consolidated Income follow:

                         1998   1997   1996
---------------------------------------------
                       (Thousands of Dollars)
---------------------------------------------
Tax expense at
statutory rate      $ 13,255 $ 11,262 $ 8,952
Items for which
deferred taxes are
not provided:
 Difference between
  book and tax
   depreciation           63       58     132
     Other               (14)     157     (56)
Investment tax credits  (203)    (203)   (205)
----------------------------------------------
Provision for federal
 income taxes       $ 13,101 $ 11,274 $ 8,823
==============================================
The provision for
federal income
taxes is composed of
the following:
Current             $  8,902 $  7,212 $ 3,764
Tax on (deposits)
 refunds on main
 extensions              525    1,369     207
Deferred:
   Tax depreciation    3,131    2,716   3,379
   Capitalized
     interest             91       19   1,264
   Main cleaning and
    lining               796      612     587
   Other                  40     (451)   (174)
Investment tax
 credits - net          (203)    (203)   (204)
Refund from IRS         (181)
---------------------------------------------
Total provision     $ 13,101 $ 11,274 $ 8,823
=============================================
Elizabethtown and Mount Holly provide deferred taxes at the enacted statutory rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to Elizabethtown and Mount Holly's customers will be recovered from utility customers in the future. Accordingly, offsetting regulatory assets were established. At December 31, 1998 Elizabethtown and Mount Holly had deferred tax liabilities of $13.7 million and $.5 million. There were also, at December 31, 1998, offsetting regulatory assets for the same amounts representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. These amounts were determined using the enacted Federal income tax rate of 35% and were calculated in accordance with SFAS No. 109.

The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1998 and 1997 is as follows:

                              1998    1997
---------------------------------------------
                      (Thousands of Dollars)
---------------------------------------------
Water utility plant-net   $(47,538) $(43,611)
Taxes recoverable through
 future rates              (14,226)  (21,439)
Prepaid pension expense        (29)       75
Capitalized interest        (2,683)   (2,591)
Waste residuals               (480)     (322)
Other assets                   541       415
Other liabilities             (281)     (378)
---------------------------------------------
Net deferred income tax
liabilities               $(64,696) $(67,851)
=============================================

4. Capitalization
E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). Such equity contributions amounted to $7.86 million, $6.98 million and $5.30 million fir each of the three years ended December 31, 1998, 1997 and 1996, respectively.

Preferred Stock
Elizabethtown's $5.90 Mandatory Redeemable Cumulative Preferred Stock is not redeemable at the option of the Company. Elizabethtown is required to redeem the entire issue at $100 per share on March 1, 2004.

Long-term Debt
Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends (which is the primary source of funds available to the Corporation for payment of dividends on its common stock) or acquire Elizabethtown's common stock, all of which is held by E'town. At December 31, 1998, $7.56 million of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision.

In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. Non-utility Property includes $7.2 million of funds held in trust by others relating to this financing. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.60%. The proceeds of the loans will finance the construction of the Mansfield Project (see Note 8).

In June 1997 Elizabethtown issued a total of $50 million of 30-year Variable Rate Debentures due December 2027, $25 million of Series A and $25 million of Series B, to evidence a like amount of Variable Rate Notes issued through the New Jersey Economic Development Authority (NJEDA). The proceeds were used to repay $50 million of balances outstanding under Elizabethtown's revolving credit agreement. The NJEDA Notes are remarketed on a weekly basis, at which time the interest rates on each issue are subject to change. The rates in effect as of December 31, 1998, were 3.90% for Series A and 3.85% for Series B.

5. Lines of Credit
Elizabethtown has $55 million of uncommitted lines of credit with several banks as of December 31, 1998. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock, and capital contributions from proceeds from sales of common stock by E'town, are expected to be sufficient to finance the Elizabethtown's capital needs.

Information relating to bank borrowings for 1998, 1997 and 1996 is as follows:

                             1998   1997   1996
    ---------------------------------------------
                         (Thousands of Dollars)
    ---------------------------------------------
    Maximum amount
    outstanding           $22,000 $69,500 $69,000
    Average monthly
      amount
      outstanding         $14,983 $40,886 $45,240
    Average interest rate
      at year end             5.9%    6.0%    5.7%
    Compensating balances
      at year end         $   -0- $   -0- $   -0-
    Weighted average
    interest rate based on
     average daily balances   5.8%    5.8%   5.8%


6. Financial Instruments
The carrying amounts and the estimated fair values, as of December 31, 1998 and 1997, of financial instruments issued or held by the Company are as follows:
                              1998    1997
--------------------------------------------
                      (Thousands of Dollars)
---------------------------------------------
Cumulative preferred stock:
   Carrying amount          $12,000  $12,000
   Estimated fair value      13,020   11,760
Long-term debt:
   Carrying amount         $245,148 $231,944
   Estimated fair value     255,087  239,585

Estimated fair values are based upon quoted market prices for these or similar securities.

7. Regulatory Assets and Liabilities
Certain costs incurred by Elizabethtown and Mount Holly, which have been deferred, have been recognized as regulatory assets and are being amortized over various periods, as set forth below:

                                1998    1997
-----------------------------------------------
                         (Thousands of Dollars)
-----------------------------------------------
Waste residual management    $ 1,371   $   936
Unamortized debt and
 preferred stock expense       9,368     9,656
Taxes recoverable through
 future rates (Note 3)        14,226    21,439
Postretirement benefit
 expense (Notes 10 and 12)     3,490     3,738
Safety management expense        245       331
Business process redesign        210       284
Rate case expenses                 7        80
PWAC under (over) recovery       305        (8)
-----------------------------------------------
Total                        $29,222   $36,456
===============================================

Waste Residual Management
The costs of disposing of the byproducts generated by Elizabethtown's and Mount Holly's water treatment plants are being amortized and recovered in rates over three- and five-year periods, respectively, for ratemaking and financial statement purposes. No return is being earned on the deferred balances related to these programs.

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

Purchased Water Adjustment Clause
In 1994, Elizabethtown established a Purchased Water Adjustment Clause
(PWAC), to reflect the cost of
water purchased from the New Jersey Water Supply Authority (NJWSA). The current rate for the PWAC is zero since the costs of purchased water were reflected in the 1996 rate case; however, because of the high pumpage in the summer of 1998, Elizabethtown has under recovered its purchased water costs and therefore, has deferred $.23 million as of December 31, 1998. As of December 31, 1998, Mount Holly has deferred $.08 million of PWAC costs (see
Note 8).

Rate Case Expenses
Rate case expenses are being substantially recovered in rates during two-year periods.

There were no regulatory liabilities at December 31, 1998 or 1997.

8. Regulatory Matters
Elizabethtown
In December 1997 the BPU adopted a Stipulation for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the full recovery of costs associated with SFAS No. 106 "Accounting for Employer's Postretirement Benefits" on an accrual basis less the costs associated with SFAS No. 106 expenses previously recovered in rates. The total increases in annual operating revenues resulting from these Stipulations are $.39 million for Elizabethtown and $.02 million for Mount Holly.

Elizabethtown expects to file for rate relief later in 1999 to recover additional construction and financing costs since base rates were last established in October 1996.

Mount Holly
On October 6, 1998, the BPU issued an Order adopting a Stipulation signed by the parties to Mount Holly's proceeding for a review of the prudency of constructing a new well field, treatment plant and pipeline to provide an alternate water source required due to State mandated restrictions. This project is known as the Mansfield Project. The Stipulation indicated that the Mansfield Project provides the most cost-effective alternative available to Mount Holly customers for meeting the requirements for an alternative source of supply for the Mount Holly system. Effective in March 1998, Mount Holly began purchasing 1 million gallons per day from New Jersey-American Water Company (NJAM) and will continue to purchase this water until the later of January 1, 2000 or the date the Mansfield Project is placed into service.

In September 1997, Mount Holly filed a petition with the BPU to establish a PWAC to reflect the cost of water purchased from NJAM under the agreement discussed above. On May 27, 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.29 million or 38.9%. Mount Holly has deferred the increase in purchased water cost between March 19 and May 27 as Other Unamortized Expenses. Recovery of this amount has been requested in the rate increase discussed below. As of December 31, 1998, Mount Holly has deferred
$.08 million of these costs.

On January 29, 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of the Mansfield Project that was placed in service in the third quarter of 1998. A decision is expected during the fall of 1999. Mount Holly expects to file an additional rate case later in 1999 for the remaining cost of the Mansfield Project, to coincide with the completion of the project and the expiration of the agreement to purchase water from NJAM and the cancellation of the PWAC.

9. Commitments and  Contingent Liabilities
Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the NJWSA a minimum of 37 billion gallons of water annually. Effective July 1, 1997, the annual cost of water under contract is $7.86 million. The Company purchases additional water from the NJWSA on an as-needed basis. The total cost of water purchased from the NJWSA was $8.91 million, $8.79 million and $8.70 million for 1998, 1997 and 1996, respectively.

Mount Holly is obligated, under a contract, to purchase water from NJAM, at a rate of 1 million gallons per day until the Mansfield Project is completely in service in approximately January 2000. The annual cost of the purchased water is $1.16 million.

Capital expenditures of Elizabethtown and Mount Holly are estimated to be $107.54 million and $17.0 million, respectively, through 2001.

Expected future minimum rental payments required under noncancelable leases with terms in excess of one year at December 31 of each of the years 1999 through 2003 are: 1999, $.72 million; 2000, $.76 million; 2001 $.79 million;
2002, $.80 million and 2003, $.61 million. Rent expense totaled $.73 million, $.72 million and $.84 million in 1998, 1997 and 1996, respectively.

Elizabethtown leases vehicles and certain office equipment. The minimum payments required under noncancelable leases with terms in excess of one year at December 31 of each of the years 1999 through 2003 are: $1.01 million per year. The lease expense for 1998 was $.26 million. There are no lease expenses for 1997 or 1996 as vehicles were not leased during that time period.

Environmental, Legal and Other Matters
There are environmental matters that are inherent in the production, transmission and distribution of water as well as in the treatment of wastewater. Elizabethtown and Mount Holly are sensitive to these issues and mitigate the environmental impact of these activities to the extent required by the laws and regulations under which these activities are governed and make efforts to exceed the regulatory requirements where practical.

The Company, in the ordinary course of business, periodically becomes involved in litigation. There is currently no litigation in progress regarding environmental or other issues in which an outcome adverse to the Company would have a material impact on the financial statements.

10. Pension Plan and Other Postretirement Benefits
Pension Plan
Elizabethtown has a trusteed, noncontributory retirement plan, which covers most employees.

Supplemental Pension Plan
The Company also has a supplemental retirement plan for certain management employees that is not funded. Benefit payments under this plan are made directly by the Corporation. The unfunded benefit obligation at December 31, 1998 and 1997 was $1.5 million and $1.4 million, respectively.

Other Postretirement Benefits
The Company provides certain health care and life insurance benefits for substantially all of its retired employees. As a result of a contract negotiated in February 1996 with the Company's bargaining unit, all union and non-union employees retiring after January 1, 1997, pay 25% of future increases in the premiums the Company pays for postretirement medical benefits.

Under SFAS No. 106, the costs of postretirement benefits are accrued for each year the employee renders service, based on the expected cost of providing such benefits to the employee and the employee's beneficiaries and covered dependents, rather than expensing these benefits on a pay-as-you-go basis.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1998, and for 1998 was 9%. This rate decreases linearly each successive year until it reaches 3.8% in 2008, after which the rate remains constant.

The rate increases effective January 1, 1998 allows for the full recovery of costs associated with the implementation of SFAS No. 106, including an amortization over 15 years of amounts previously deferred which were in excess of amounts previously being recovered in rates. As of December 31, 1998, the amounts that have been deferred are $3.35 million and $.13 million for Elizabethtown and Mount Holly, respectively.

Based upon an independent actuarial study, the transition obligation, calculated under SFAS No. 106, was $7.26 million as of January 1, 1993, the date of adoption of SFAS No. 106. The transition obligation is being amortized over 20 years.

                                 ---Pension Plans---      Other Postretirement
                                                        --------Benefits-------
                                            1998      1997      1998       1997
--------------------------------------------------------------------------------
                                          (Thousands of Dollars)
Funded Status
Change in benefit obligation during year
 Benefit obligation at beginning of year  $40,172   $37,242    $6,556    $6,049
 Service cost                               1,391     1,302       387       383
 Interest cost                              2,836     2,713       482       444
 Benefit payments                          (2,092)   (1,866)
 Actuarial (gain) or loss                   3,231       781       452      (321)
--------------------------------------------------------------------------------
  Benefit obligation at end of year        45,538    40,172     7,877     6,555
================================================================================
Change in plan assets during year
 Fair value of plan assets at
  beginning of year                        46,537    40,016     1,331       764
 Employer contributions                       174       174       731       375
 Benefit payments                          (2,092)   (1,866)
 Actual return on plan assets               7,225     8,213       109       192
--------------------------------------------------------------------------------
 Fair value of plan assets at end of year  51,844    46,537     2,171     1,331
================================================================================
Reconciliation of funded status at end of year
 Funded status                              6,306     6,365    (5,706)   (5,224)
 Unrecognized net transition (asset)
  or obligation                            (1,358)   (1,624)    5,061     5,423
 Unrecognized prior service cost            2,391     2,723
 Unrecognized net (gain) or loss           (7,577)   (7,905)   (3,064)   (3,967)
--------------------------------------------------------------------------------
 Accumulated postretirement benefits *       (238)     (441)   (3,709)   (3,768)
================================================================================
* Recognized in the Consolidated Balance Sheets


                         ------Pension Plans-----  -----Other Postretirement---
                                                   ------------Benefits--------
                           1998     1997     1996      1998      1997      1996
--------------------------------------------------------------------------------
                                          (Thousands of Dollars)
Net periodic benefit cost
 recognized for year
 Service cost            $1,391   $1,302   $1,341      $387     $383       $416
 Interest cost            2,836    2,713    2,777       482      444        425
 Expected return on
  plan assets            (4,101)  (3,520)  (4,569)     (109)     (57)       (72)
 Net amortization and
  deferral                 (155)      65    1,229       157      138        417
 Deferred amount for
  regulated companies
  pending recovery                                              (273)      (565)
--------------------------------------------------------------------------------
 Net periodic benefit cost  (29)     560      778       917      635        621
================================================================================
Weighted-average assumptions
 for year
 Discount rate             7.25%    7.50%    7.00%     7.25%    7.50%      7.00%
 Rate of compensation
  increases                4.00%    4.00%    4.00%
 Expected long-term rate
  of return on plan assets 9.00%    9.00%    9.00%     9.00%    9.00%      9.00%

Weighted-average assumptions
 at end of year
 Discount rate             6.75%    7.25%    7.50%     6.75%    7.25%      7.50%
 Rate of compensation
  increases                4.00%    4.00%    4.00%

A single percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, and the net postretirement service and interest cost by approximately $.84 million and $.19 million, respectively.

11.  Related Party Transactions
Utility Billing Services, Inc., a subsidiary of NUI Corporation, of which John Kean, who is an Elizabethtown Director, is Chairman of the Board and a Director, provides data processing and related services to Elizabethtown and Mount Holly. The charges for all services totaled $.72 million, $.67 million and $.65 million for 1998, 1997 and 1996, respectively. The current contract expires December 31, 2000.

Elizabethtown had a line of credit in the amount of $10 million with Summit Bank of which Anne Estabrook, who is Chairman of Elizabethtown, is a Director, which expired on June 30, 1998. Total interest charges paid to Summit Bank by Elizabethtown were $.07 million, $.35 million and $.14 million for 1998, 1997 and 1996, respectively. Summit Bank also serves as a bond trustee for Elizabethtown for which Elizabethtown paid fees of less than $.10 million in 1998, 1997 and 1996.

12. Quarterly Financial Data (Unaudited)
A summary of financial data for each quarter of 1998 and 1997 follows:

                                           Earnings
          Operating  Operating   Net      Applicable
Quarter    Revenues  Income     Income   to Common Stock
--------------------------------------------------------
      (Thousands of Dollars ExceptPer Share Amounts)
--------------------------------------------------------
1998
   1st     $30,507   $ 8,402   $ 4,645     $ 4,442
   2nd      32,739     9,334     5,687       5,484
   3rd      38,821    12,226     8,689       8,486
   4th      32,780     9,636     5,747       5,543
--------------------------------------------------------
Total     $134,847   $39,598   $24,768     $23,955
========================================================
1997
   1st    $ 30,013   $ 8,092   $ 3,885     $ 3,682
   2nd      32,333     8,981     4,862       4,659
   3rd      37,815    11,926     7,982       7,779
   4th      31,627     8,067     4,176       3,972
--------------------------------------------------------
Total     $131,788   $37,066   $20,905     $20,092
========================================================
    Water utility revenues are subject to seasonal fluctuation due to normal increased water consumption during the third quarter of each year.