Form 10-Q
period 1999-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1999-05-13
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                              Outstanding at
 Class of Common Stock:                       March 31, 1999
 E'town Corporation (without par value)            8,534,380
 Elizabethtown Water Company (without par value)*  1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            18

PART II - OTHER INFORMATION                                            25

      Items 1 - 5

      Item 6 (a) - Exhibits                                            25
             (b) - Reports on Form 8-K                                 25

      SIGNATURES                                                       26

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
           (Unaudited)                                Three Months Ended
                                                            March 31,
                                                      1999            1998

-----------------------------------------------------------------------------
Operating Revenues                                $    35,476     $   31,267
-----------------------------------------------------------------------------
Operating Expenses:
  Operation                                            14,575         11,156
  Maintenance                                           1,609          1,569
  Depreciation and amortization                         3,674          3,158
  Revenue taxes                                         3,740          3,846
  Real estate, payroll and other taxes                    990            846
  Federal income taxes                                  2,213          2,237
-----------------------------------------------------------------------------
        Total operating expenses                       26,801         22,812
-----------------------------------------------------------------------------
Operating Income                                        8,675          8,455
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                           75            115
  Federal income taxes                                 (1,243)           (70)
  Gain on sale of land                                  3,197
  Other - net                                             281             82
-----------------------------------------------------------------------------
        Total other income (expense)                    2,310            127
-----------------------------------------------------------------------------
Total Operating and Other Income                       10,985          8,582
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                            4,134          3,985
  Other interest expense - net                            291            214
  Capitalized interest                                    (53)           (91)
  Amortization of debt discount and expense-net           110            108
-----------------------------------------------------------------------------
        Total interest charges                          4,482          4,216
-----------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                                        6,503          4,366
Preferred Stock Dividends                                 203            203
-----------------------------------------------------------------------------
Net Income                                        $     6,300     $    4,163
=============================================================================

Earnings Per Share of Common Stock (Note 6):
-----------------------------------------------------------------------------
      Basic                                       $      0.74     $     0.52
      Diluted                                     $      0.73     $     0.51
-----------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
-----------------------------------------------------------------------------
      Basic                                             8,512          8,057
      Diluted                                           8,797          8,366
-----------------------------------------------------------------------------

Dividends Paid Per Common Share                   $      0.51     $     0.51
=============================================================================
See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Thousands)                                      March 31,
                                                       1999       December 31,
Assets                                              (Unaudited)       1998
-----------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                        $   718,117     $  717,985
  Construction work in progress                        24,992         16,580
-----------------------------------------------------------------------------
        Total utility plant                           743,109        734,565
   Less accumulated depreciation                      128,448        125,262
-----------------------------------------------------------------------------
        Utility plant-net                             614,661        609,303
-----------------------------------------------------------------------------

Non-utility Property and Other
  Investments - Net (Note 7)                           83,813         84,945
-----------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                             7,017          5,909
  Customer and other accounts receivable
   (less reserve: 1999, $1,080, 1998, $1,065)          31,059         24,720
  Unbilled revenues                                    12,224         12,198
  Infrastructure loan funds receivable (Note 4)         5,657          5,895
  Materials and supplies-at average cost                2,432          2,538
  Prepaid insurance, taxes, other                       1,466          2,515
-----------------------------------------------------------------------------
        Total current assets                           59,855         53,775
-----------------------------------------------------------------------------

Deferred Charges:
  Waste residual management                             1,318          1,371
  Unamortized debt and preferred stock expenses         9,924         10,050
  Taxes recoverable through future rates               14,226         14,226
  Postretirement benefit expense                        3,425          3,490
  Other unamortized expenses                            2,002          1,582
-----------------------------------------------------------------------------
        Total deferred charges                         30,895         30,719
-----------------------------------------------------------------------------
            Total                                 $   789,224     $  778,742
=============================================================================
See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                       March 31,
                                                      1999         December 31,
Capitalization and Liabilities                     (Unaudited)        1998
-----------------------------------------------------------------------------

Capitalization (Notes 3 and 4):
  Common shareholders' equity                     $   219,828     $  215,472
  Mandatory Redeemable Cumulative Preferred Stock      12,000         12,000
  Redeemable preferred stock                              227            227
  Long-term debt - net                                286,675        286,908
-----------------------------------------------------------------------------
        Total capitalization                          518,730        514,607
-----------------------------------------------------------------------------

Current Liabilities:
  Notes payable - banks                                41,984         44,022
  Long-term debt - current portion                         30             30
  Accounts payable and other liabilities               18,306         19,469
  Contract obligations payable                         12,000         12,000
  Customers' deposits                                     246            248
  Municipal and state taxes accrued                    20,830         16,789
  Federal income taxes accrued                          1,768
  Interest accrued                                      5,365          3,675
  Preferred stock dividends accrued                        59             59
-----------------------------------------------------------------------------
        Total current liabilities                     100,588         96,292
-----------------------------------------------------------------------------

Deferred Credits:
  Customers' advances for construction                 42,113         41,102
  Federal income taxes                                 67,297         66,487
  State income taxes                                      207            207
  Unamortized investment tax credits                    7,872          7,839
  Accumulated postretirement benefits                   4,030          4,090
-----------------------------------------------------------------------------
        Total deferred credits                        121,519        119,725
-----------------------------------------------------------------------------

Contributions in Aid of Construction                   48,387         48,118
-----------------------------------------------------------------------------

Commitments and Contingent Liabilities
-----------------------------------------------------------------------------
                Total                             $   789,224     $  778,742
=============================================================================
See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)                  March 31,
                                                       1999        December 31,
                                                    (Unaudited)       1998
-----------------------------------------------------------------------------
Common Shareholders' Equity:
  E'town Corporation:
    Common stock without par value, authorized,
     15,000,000 shares, issued 1999, 8,566,934
     shares; 1998, 8,504,344 shares               $   171,719     $  169,324
    Paid-in capital                                     1,315          1,315
    Capital stock expense                              (5,160)        (5,160)
    Retained earnings                                  52,922         50,961
    Less cost of treasury stock; 1999 and
     1998, 32,554 shares                                 (968)          (968)
-----------------------------------------------------------------------------
        Total common shareholders' equity             219,828        215,472
-----------------------------------------------------------------------------
Preferred Shareholders' Equity
  Elizabethtown Water Company:
    Mandatory Redeemable Cumulative Preferred Stock:
      $100 par value, authorized, 200,000 shares;
       $5.90 series, issued and outstanding,
       120,000 shares                                  12,000         12,000
   Cumulative Preferred Stock:
       $25 par value, authorized, 500,000 shares;
        none issued
   Applied Wastewater Management, Inc:
       Redeemable Preferred Stock:
       No par value, non-cumulative, issued and
        outstanding, 227 shares                           227           227
-----------------------------------------------------------------------------
        Total preferred shareholders' equity           12,227         12,227
-----------------------------------------------------------------------------
Long-Term Debt (Note 4):
  E'town Corporation:
      6 3/4% Convertible Subordinated Debentures,
      due 2012                                         10,257         10,499
      6.79% Senior Notes, due 2007                     12,000         12,000
  Liberty Water Company:
    Contract Obligations Payable                       19,000         19,000
  Applied Wastewater/Applied Water Management:
    Notes Payable                                         267            261
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                         10,000         10,000
    7 1/2% Debentures, due 2020                        15,000         15,000
    6.60% Debentures, due 2021                         10,500         10,500
    6.70% Debentures, due 2021                         15,000         15,000
    8 3/4% Debentures, due 2021                        27,500         27,500
    8% Debentures, due 2022                            15,000         15,000
    5.60% Debentures, due 2025                         40,000         40,000
    7 1/4% Debentures, due 2028                        50,000         50,000
    Variable Rate Debentures, due 2027                 50,000         50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure
     Trust Notes                                        7,295          7,295
    New Jersey Department of Environmental
     Protection Notes                                   5,895          5,895
    Notes Payable (due serially through 2000)              23             30
-----------------------------------------------------------------------------
        Total long-term debt                          287,737        287,980
    Unamortized (discount) premium-net                 (1,062)        (1,072)
-----------------------------------------------------------------------------
        Total long-term debt-net                      286,675        286,908
-----------------------------------------------------------------------------
           Total Capitalization                   $   518,730     $  514,607
=============================================================================
See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)                   Three Months Ended
                                                    March 31,      Year Ended
                                                      1999         December 31,
                                                   (Unaudited)        1998
-----------------------------------------------------------------------------

Common Stock:
  Balance at Beginning of Period                  $   169,324     $  153,162
  Common stock issued under Dividend Reinvestment
  and Stock Purchase Plan (1999, 53,340 shares;
    1998, 213,568 shares)                               2,067          7,861
  Redemption of Convertible Debentures (1999,
   6,050 shares; 1998, 18,100 shares)                     242            724
  Issuance of restricted stock under compensation
   programs (1998, 9,590 shares)                                         332
  Issuance of restricted stock for acquisitions
   (1998, 186,310 shares)                                              6,653
  Exercise of stock options (1999, 3,200 shares;
   1998, 22,386 shares)                                                  592
-----------------------------------------------------------------------------
  Balance at End of Period                            171,719        169,324
-----------------------------------------------------------------------------

Paid-in Capital:                                        1,315          1,315
-----------------------------------------------------------------------------

Capital Stock Expense:                                 (5,160)        (5,160)
-----------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                       50,961         45,560
  Net Income                                            6,300         22,330
  Dividends on common stock (1999, $.51; 1998, $2.04)  (4,339)       (16,929)
-----------------------------------------------------------------------------
  Balance at End of Period                             52,922         50,961
-----------------------------------------------------------------------------

Treasury Stock:
  Balance at Beginning of Period                         (968)          (954)
   Cost of shares redeemed to exercise stock
    options (1998, 346 shares)                                           (14)
-----------------------------------------------------------------------------
  Balance at End of Period                               (968)          (968)
-----------------------------------------------------------------------------

     Total Common Shareholders' Equity            $   219,828     $  215,472
=============================================================================
See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
          (In Thousands)
           (Unaudited)                                Three Months Ended
                                                            March 31,
                                                      1999            1998
-----------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
 Net Income                                       $     6,300     $    4,163
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        3,674          3,158
   Increase in deferred charges                          (367)          (739)
   Deferred income taxes and investment tax
     credits-net                                          844            803
   Capitalized interest and AFUDC                        (128)          (206)
   Other operating activities-net                         314            351
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt:
     Customer and other accounts receivable            (6,101)          (820)
     Unbilled revenues                                    (26)           491
     Accounts payable and other liabilities            (1,165)         1,916
     Accrued/prepaid interest and taxes                 8,517          7,861
     Other                                                106           (350)
-----------------------------------------------------------------------------
     Net cash provided by operating activities         11,968         16,628
-----------------------------------------------------------------------------
Cash Flows Used by Financing Activities:
 Proceeds from issuance of common stock                 2,395          2,021
 Funds held in Trust by others                            258
 Debt and preferred stock issuance and
   amortization costs                                     126            124
 Issuance of other of long-term debt                                   6,000
 Repayment of long-term debt                             (243)           (72)
 Contributions and advances for construction-net        1,280           (926)
 Net decreases in notes payable - banks                (2,038)       (12,000)
 Dividends paid on common stock                        (4,339)        (4,107)
-----------------------------------------------------------------------------
    Net cash flows used by financing activities        (2,561)        (8,960)
-----------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures
 (excluding allowance for funds used during
 construction)                                         (9,541)        (7,314)
Capital expenditures on privatization contracts          (286)
 Proceeds from sale of land                             1,528
 Development costs of land (excluding
   capitalized interest)                                                 (14)
-----------------------------------------------------------------------------
    Net cash flows used for investing activities       (8,299)        (7,328)
-----------------------------------------------------------------------------
Net Increase in Cash
  and Cash Equivalents                                  1,108            340
Cash and Cash Equivalents at
  Beginning of Period                                   5,909          6,233
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $     7,017     $    6,573
=============================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)        $     3,896     $    2,244
      Income taxes                                $     1,600     $      -0-
      Preferred stock dividends                   $       177     $      177
-----------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
           (In Thousands)
             (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      1999            1998
-----------------------------------------------------------------------------
Operating Revenues                                $    31,066     $   30,507
-----------------------------------------------------------------------------
Operating Expenses:
  Operation                                            11,591         10,409
  Maintenance                                           1,456          1,455
  Depreciation                                          3,197          3,158
  Revenue taxes                                         3,733          3,846
  Real estate, payroll and other taxes                    883            824
  Federal income taxes                                  2,189          2,413
-----------------------------------------------------------------------------
        Total operating expenses                       23,049         22,105
-----------------------------------------------------------------------------
Operating Income                                        8,017          8,402
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                           75            115
  Federal income taxes                                    (72)           (43)
  Other - net                                             128              7
-----------------------------------------------------------------------------
        Total other income (expense)                      131             79
-----------------------------------------------------------------------------
Total Operating and Other Income                        8,148          8,481
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                            3,757          3,624
  Other interest expense - net                             63            206
  Allowance for funds used during construction            (53)           (91)
  Amortization of debt discount and expense-net            98             97
-----------------------------------------------------------------------------
        Total interest charges                          3,865          3,836
-----------------------------------------------------------------------------
Net Income                                              4,283          4,645
Preferred Stock Dividends                                 203            203
-----------------------------------------------------------------------------
Earnings Applicable To Common Stock               $     4,080     $    4,442
=============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                      March 31,
                                                      1999        December 31,
Assets                                             (Unaudited)       1998
-----------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                        $   714,433     $  714,301
  Construction work in progress                        23,857         15,694
-----------------------------------------------------------------------------
        Total utility plant                           738,290        729,995
  Less accumulated depreciation and amortization      128,255        125,096
-----------------------------------------------------------------------------
        Utility plant-net                             610,035        604,899
-----------------------------------------------------------------------------

Non-utility Property (Note 7)                           7,057          7,315
-----------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                             4,205          3,598
  Customer and other accounts receivable
   (less reserve: 1999, $653, 1998, $670)              18,469         16,952
  Unbilled revenues                                     9,950         10,091
  Infrastructure loan funds receivable (Note 4)         5,657          5,895
  Materials and supplies-at average cost                2,432          2,538
  Prepaid insurance, taxes, other                       1,392          2,433
-----------------------------------------------------------------------------
        Total current assets                           42,105         41,507
-----------------------------------------------------------------------------

Deferred Charges:
   Waste residual management                            1,318          1,371
  Unamortized debt and preferred stock expenses         9,254          9,368
  Taxes recoverable through future rates               14,226         14,226
  Postretirement benefit expense                        3,425          3,490
  Other unamortized expenses                            1,689          1,152
-----------------------------------------------------------------------------
        Total deferred charges                         29,912         29,607
-----------------------------------------------------------------------------
            Total                                 $   689,109     $  683,328
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                      March 31,
                                                     1999          December 31,
Capitalization and Liabilities                     (Unaudited)       1998
-----------------------------------------------------------------------------

Capitalization (Note 3):
  Common shareholder's equity                     $   210,381     $  208,573
  Mandatory redeemable cumulative preferred stock      12,000         12,000
  Long-term debt - net                                245,151        245,148
-----------------------------------------------------------------------------
        Total capitalization                          467,532        465,721
-----------------------------------------------------------------------------

Current Liabilities:
  Notes payable - banks                                20,000         22,000
  Long-term debt - current portion                         30             30
  Accounts payable and other liabilities               10,094         12,457
  Customers' deposits                                     246            248
  Federal income taxes accrued                            451
  Municipal and state taxes accrued                    20,851         16,776
  Interest accrued                                      4,960          3,228
  Preferred stock dividends accrued                        59             59
-----------------------------------------------------------------------------
        Total current liabilities                      56,691         54,798
-----------------------------------------------------------------------------

Deferred Credits:
  Customers' advances for construction                 41,915         40,874
  Federal income taxes                                 65,495         64,696
  Unamortized investment tax credits                    7,872          7,839
  Accumulated postretirement benefits                   3,882          3,947
-----------------------------------------------------------------------------
        Total deferred credits                        119,164        117,356
-----------------------------------------------------------------------------

Contributions in Aid of Construction                   45,722         45,453
-----------------------------------------------------------------------------

Commitments and Contingent Liabilities
-----------------------------------------------------------------------------
                Total                             $   689,109     $  683,328
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)                                      March 31,
                                                      1999         December 31,
                                                    (Unaudited)       1998
-----------------------------------------------------------------------------

Common Shareholder's Equity (Note 3):
  Common stock without par value, authorized,
   15,000,000 shares, issued 1999 and 1998,
   1,974,902 shares                               $    15,741     $   15,741
  Paid-in capital                                     134,820        132,753
  Capital stock expense                                  (485)          (485)
  Retained earnings                                    60,305         60,564
-----------------------------------------------------------------------------
      Total common shareholder's equity               210,381        208,573
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

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
    none issued
-----------------------------------------------------------------------------

 Long-Term Debt:
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                         10,000         10,000
    7 1/2% Debentures, due 2020                        15,000         15,000
    6.60% Debentures, due 2021                         10,500         10,500
    6.70% Debentures, due 2021                         15,000         15,000
    8 3/4% Debentures, due 2021                        27,500         27,500
    8% Debentures, due 2022                            15,000         15,000
    5.60% Debentures, due 2025                         40,000         40,000
    7 1/4% Debentures, due 2028                        50,000         50,000
   Variable Rate Debentures, due 2027                  50,000         50,000

  The Mount Holly Water Company:
    New Jersey Department of Environmental
     Protection Notes                                   5,895          5,895
    New Jersey Environmental Infrastructure
     Trust Notes                                        7,295          7,295
    Notes Payable (due serially through 2000)              23             30
-----------------------------------------------------------------------------
        Total long-term debt                          246,213        246,220
    Unamortized discount-net                           (1,062)        (1,072)
-----------------------------------------------------------------------------
        Total long-term debt-net                      245,151        245,148
-----------------------------------------------------------------------------
           Total Capitalization                   $   467,532     $  465,721
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                              Three Months Ended
                                                    March 31,      Year Ended
                                                     1999          December 31,
                                                   (Unaudited)        1998
-----------------------------------------------------------------------------

Common Stock:                                     $    15,741     $   15,741
-----------------------------------------------------------------------------

Paid-in Capital:
  Balance at Beginning of Period                      132,753        124,560
  Capital contributed by parent company                 2,067          8,193
-----------------------------------------------------------------------------
  Balance at End of Period                            134,820        132,753
-----------------------------------------------------------------------------

Capital Stock Expense                                    (485)          (485)
-----------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                       60,564         53,538
  Net income                                            4,283         24,768
  Dividends on common stock                            (4,339)       (16,929)
  Dividends on preferred stock                           (203)          (813)
-----------------------------------------------------------------------------
  Balance at End of Period                             60,305         60,564
-----------------------------------------------------------------------------

     Total Common Shareholder's Equity            $   210,381     $  208,573
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
           (In Thousands)
             (Unaudited)                               Three Months Ended
                                                             March 31,
                                                      1999            1998
-----------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                       $     4,283     $    4,645
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       3,197          3,158
    Increase in deferred charges                         (484)          (587)
    Deferred income taxes and investment tax
      credits-net                                         832            783
    Allowance for funds used during construction         (128)          (206)
    Other operating activities-net                        (16)           120
 Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
      Customer and other accounts receivable           (1,279)          (942)
      Unbilled revenues                                   141            545
      Accounts payable and other liabilities           (2,365)         2,284
      Accrued/prepaid interest and taxes                7,299          8,064
      Other                                               106           (350)
-----------------------------------------------------------------------------
      Net cash provided by operating activities        11,586         17,514
-----------------------------------------------------------------------------

Cash Flows Used by Financing Activities:
 Capital contributed by parent company                  2,067          1,498
 Funds held in Trust by others                            258
 Debt and preferred stock issuance and
   amortization costs                                     114            113
 Repayment of long-term debt                               (7)            (4)
 Contributions and advances for construction-net        1,310           (926)
 Net decrease in notes payable - banks                 (2,000)        (7,000)
 Dividends paid on common stock and preferred stock    (4,516)        (4,284)
-----------------------------------------------------------------------------
     Net cash used by financing activities             (2,774)       (10,603)
-----------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (8,205)        (7,073)
-----------------------------------------------------------------------------
    Cash used for investing activities                 (8,205)        (7,073)
-----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                        607           (162)
Cash and Cash Equivalents at
  Beginning of Period                                   3,598          4,226
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period            $ 4,205     $    4,064
=============================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)         $     2,795     $    2,049
     Income taxes                                 $     1,600     $      -0-
     Preferred stock dividends                    $       177     $      177
-----------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION
    E'town Corporation (E'town or Corporation), is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations/Construction segment and E'town and Properties comprise the Financing and Investment segment.

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The Notes to Consolidated Financial Statements accompanying the 1998 Annual Report to Shareholders and the 1998 Form 10-K should be read in conjunction with this report.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

    New Accounting Pronouncements
    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The pronouncement requires disclosure of selected information about operating segments in interim financial reports. The Corporation adopted this pronouncement in 1998. See
    Note 9 for this disclosure.

    In 1998 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Corporation adopted this pronouncement in the first quarter of 1999. Adoption of the SOP did not have an effect on the Corporatio's financial statements.

    In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". Absent any possible changes, this Statement must be adopted by January 1, 2000. The Corporation does not believe this Statement will have any impact on its financial condition and results of operations.

3.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $2.1 million from the DRP proceeds to Elizabethtown for the three months ended March 31, 1999.

4.  LONG-TERM DEBT
    In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. The SEC is currently reviewing the filing, E'town plans to issue approximately $25 million of these notes later in 1999 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

    In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The state is participating in the Safe Drinking Water State Revolving Fund, authorized by the Safe Drinking Water Act amendments of 1996, whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.60%. The proceeds of the loans will finance the construction of the Mansfield Project (see Note 8).

    E'town has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of March 31, 1999, the fixed charges coverage ratio was 2.9 to 1 and the debt to total capitalization ratio was .61 to 1, calculated in accordance with the Note Agreement.

5.  LINES OF CREDIT
    E'town has $98 million of uncommitted lines of credit with several banks, of which up to $43 million is available to E'town for use by the Corporation or its unregulated subsidiaries and $88 million is available to Elizabethtown as of March 31, 1999. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown, and sales of common stock and issuances of short- and long-term debt by E'town, are expected to be sufficient to finance the Corporation's capital needs.

6.  EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 follow:

    (Thousands of Dollars Except Per Share Amounts)
                                               1999     1998
                                              ------   ------
    Basic:
    Net income                               $ 6,300  $ 4,163
    Average common shares outstanding          8,512    8,057
                                             -------  -------
    Basic earnings per share                 $   .74  $   .52
                                             =======  =======
    Diluted:
    Net income                               $ 6,300  $ 4,163
    After tax interest expense applicable
     to 6 3/4% Convertible Subordinated
     Debentures                                  112      112
                                             -------  -------
    Adjusted net income                      $ 6,412  $ 4,286
                                             -------  -------
    Average common shares outstanding          8,512    8,057
    Additional shares from assumed
     exercise of stock options                    25       25
    Additional shares from assumed
     conversion of 6 3/4% Convertible
     Subordinated Debentures                     260      284
                                             -------  -------
   Average common shares outstanding
    as adjusted                                8,797    8,366
                                             -------  -------
    Diluted earnings per share               $   .73  $   .51
                                             =======  =======

7.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The detail of amounts included in Non-Utility Property and Other Investments at March 31, 1999 and December 31, 1998 is as follows :

   (Thousands of Dollars)
                                               1999     1998
                                              ------   ------
    Concession fees on privatization
     contracts - net of amortization        $ 55,115  $ 55,505
    Capital assets for privatization
     contracts - net of amortization           3,617     3,341
    Investments in real estate                 9,301    11,341
    Funds held in trust by others              6,976     7,234
    Goodwill on AWM and AWWM
     acquisitions - net of amortization        5,363     5,401
    Investment in SEGS                         1,214     1,214
    Other capital assets                       2,036       637
    Other                                        191       272
                                            --------  --------
    Total                                   $ 83,813  $ 84,945
                                            ========  ========

    Effective July 1998 E'town, through Liberty entered into a contract with the city of Elizabeth (Elizabeth), New Jersey to operate its water system under a 40-year contract serving 17,900 customers. Under the contract, Liberty made a payment to Elizabeth of $19.7 million in 1998 and is contractually obligated to make payments to Elizabeth of $12 million in

    June 1999 and $19 million in June 2000, which have been included in Concession Fees on Privatization contracts, net of amortization. These Concession Fees are being amortized on a straight-line basis over the life of the contract. Also under the terms of the contract, Liberty will deposit $57.8 million from revenues earned over the 40-year contract, of which $52.3 million is due after 2012, into a fund administered by Elizabeth to be used by Elizabeth to pay for capital improvements to the water system. In addition, Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract. These construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Of these total commitments, approximately $4.01 million is expected to be expended in the next three years. E'town will receive all the revenues from operating the system in accordance with rate increases set forth in the contract. E'town is also responsible for all operating expenses as well as the capital expenditures discussed above. Performance by Liberty of the contract provisions is guaranteed by E'town.

    E'town also performs the commercial billing operations for the wastewater system of Elizabeth. E'town does not operate the wastewater system. E'town does the wastewater billing for Elizabeth and remits all cash collected to Elizabeth. Recorded on the financial statements as Customer and Other Accounts Receivable at March 31, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $2.63 million. An equal amount of liability to Elizabeth is included in Accounts Payable and Other Liabilities which has been established to reflect E'town's obligation to remit these funds to Elizabeth as collected.

    In 1997 E'town formed a wholly-owned subsidiary, Edison Water Company (Edison), for the purpose of managing the assets and operations of the Edison Township water system under a 20-year contract. Edison serves approximately 11,600 residential, commercial and industrial customers. Edison bills and receives all water revenues generated as a result of operating the water system of the township of Edison, New Jersey and pays all the expenses under the contract. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $10.16 million has been spent to date. Construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Performance by Edison of the contract provisions is guaranteed by E'town.

    Also included in Non-Utility Property and Other Investments at March 31, 1999 is $9.3 million of investments in several parcels of undeveloped land in New Jersey. A parcel was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. Cash proceeds of $1.2 million were received in 1998 and the balance was financed with a one-year mortgage at an interest rate of 8%, with full payment due in 1999. On February 17, 1999, Properties sold a parcel of land which has been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.08 million net of taxes. Cash proceeds of $1.5 million were received in February 1999 and the remaining $4.33 million was financed with a 7.75% mortgage, to be paid over two years. This amount is included in Customer and Other Accounts Rceivable in E'town's Consolidated Balance Sheets. The long-term portion of $1.9 million is included in this balance and is due February 2001. The gain has been reflected in the accompanying financial statements. The sale proceeds will be invested into water and wastewater investments that produce a current return. Properties has entered into contracts for sale for all but one of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take several years. Based upon independent appraisals received at various times prior to 1997 and the expected sales prices for properties under contract to be sold, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1999.

    In 1998 E'town exercised an option to purchase the operations of Applied Wastewater General Partnership (AWG) to provide a full complement of water and wastewater services and consequently closed on the transaction in June 1998. The purchase price, in a non-cash transaction, was $6.6 million (185,005 restricted common shares) for the three companies that now comprise AWM and $.04 million (1,305 restricted common shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction accounted for as a purchase. Of the shares issued, 20% are being held in escrow. The goodwill amounted to $5.46 million, which is being amortized over a 40-year period. The purchase price is subject to a potential downward post-closing adjustment based upon a multiple of earnings for the twelve months ended March 31, 1998. As required by the purchase contract, E'town has undertaken an audit of AWG for such period. Therefore, the amount of any post-closing adjustment is not yet determinable.

    Included in Non-Utility Property and Other Investments at March 31, 1999 is an investment of $1.21 million ($.43 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. The Corporation owns a 3.19% interest in SEGS. The transaction is being accounted for on the equity method. The Corporation will continue to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

8.  REGULATORY MATTERS
    Rates
    ELIZABETHTOWN
    Elizabethtown expects to file for rate relief later in 1999 to recover additional construction and financing costs incurred since base rates were last established in October 1996.

    MOUNT HOLLY
    On January 29, 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that was placed in service in the third quarter of 1998. A decision is expected during the fall of 1999. Mount Holly expects to file an additional rate case later in 1999 for the remaining cost of the Mansfield Project, to coincide with the completion of the project and the expiration of an agreement to purchase 1.0 million gallons per day from another regional purveyor under a Purchased Water Adjustment Clause (PWAC) now in effect.

9.  SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. The first quarter 1999 segment data is presented as follows:

                                  Engineering/ Financing
             Regulated Contract   Operations/     and
             Utilities Operations Construction Investment  Eliminations  Total
  ----------------------------------------------------------------------------
                              (Thousands of Dollars)
  ----------------------------------------------------------------------------
  Operating
   revenues    $ 31,117   $4,774     $1,514                $ (1,929)  $ 35,476
  Operating
   expenses      23,128    3,990      1,438    $   174       (1,929)    26,801
  Interest        3,866      290                   326                   4,482
   expense
  Net income      4,060      521         75      8,327       (6,683)     6,300
  Total assets $693,898  $70,078     $5,453    $47,914     $(28,119)  $789,224

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc.
      (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed about 3% and Liberty, AWM and Edison each contributed 4% of the Corporation's consolidated operating revenues for 1998. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations/Construction segment and E'town and Properties comprise the Financing and Investment segment (See Notes 2 and 9 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998.

      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      In the first quarter of 1999 capital expenditures were $9.8 million, of which $1.2 million was for the purchase of several small wastewater plants by AWM, $.3 million was for capital additions for contract operations and $8.2 million was for water utility plant. For the three years ending December 31, 2001, capital and investment requirements for E'town are estimated to be $181.4 million, consisting of (I) expenditures for the Regulated Utilities Segment ($107.5 million for Elizabethtown, $17.0 million for Mount Holly and $16.4 million for
      AWWM), (ii) investments in the Contract Operations segment for concession payments for Liberty, and capital improvements for Liberty and Edison of $39.0 million, and (iii) investments in the Engineering/Operations/Construction segment of $1.5 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

      REGULATED UTILITIES SEGMENT
      Elizabethtown
      While Elizabethtown's projected capital outlays have dropped from recent years now that the Canal Road Water Treatment Plant (Plant) is completed, Elizabethtown's facilities will continue to be upgraded and expanded to handle customer growth. Elizabethtown's three-year capital program includes $50.6 million for routine projects (services, hydrants and main extensions not funded by developers) and $56.9 million for transmission system upgrades, a new operations center and other projects. Elizabethtown expects to file for rate relief in the later part of 1999 and periodically thereafter to ensure that such costs are adequately reflected in rates (see Economic Outlook).

      Mount Holly
      During the next three years, Mount Holly expects to spend $17.0 million, primarily for an additional supply source to comply with state regulations designed to prevent further depletion of a local aquifer.

      Mount Holly currently obtains all of its water from wells drilled into an aquifer, which has been subject to over- pumping by various users in a portion of southern New Jersey. The state adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly is constructing a Project, called the Mansfield Project, to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. A portion of this project was placed into service in the fall of 1998.

      On January 29, 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that has been placed in service. A decision is expected during the fall of 1999. Mount Holly expects to file an additional rate case later in 1999 for the remaining cost of the Mansfield Project, to coincide with the completion of the project and the expiration of an agreement to purchase 1.0 million gallons per day from another regional purveyor under a Purchased Water Adjustment Clause (PWAC) now in effect.

      AWWM
      AWWM expects to incur capital expenditures of $16.4 million in the next three years, the predominant portion of which is expected to be spent in 1999 and 2000. These expenditures are primarily for the purchase of wastewater plants from developers upon completion of their construction by AWM.

      CONTRACT OPERATIONS SEGMENT
      LIBERTY
      Under the contract to operate the water system of the City of Elizabeth, New Jersey, Liberty made a payment to Elizabeth of $19.7 million in 1998 and is contractually obligated to make payments to Elizabeth of $12 million in June 1999 and $19 million in June 2000. Also, under the terms of the contract, Liberty will deposit $57.8 million from revenues earned during the 40-year contract, of which $52.4 million is due after 2012, into a fund administered by Elizabeth to be used by Elizabeth to pay for capital improvements to the water system. In addition, Liberty is responsible for $7.8 million of construction expenditures, primarily for meter replacements, over the life of the contract. Of the total construction expenditures, approximately $4.0 million is expected to be expended in the next three years.

      EDISION
      Under the contract to operate the water system of the Township of Edison, New Jersey, Edison Water expects to spend $3.6 million during the next three years to upgrade the system.

      ENGINEERING/OPERATIONS/CONSTRUCTION SEGMENT
      AWM
      AWM expects to incur capital expenditures of $1.5 million during the next three years. These expenditures consist primarily of vehicles and equipment used in the construction and waste hauling operations.

      Capital Resources
      During 1998 E'town financed 35.5% of its capital expenditures, including concession fees for the Regulated Utilities segment and investments in the Contract Operations and Engineering/Operations/Construction segments, from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit, proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase
      Plan) and long-term debt.

      For the three-year period ending December 31, 2001, E'town estimates that 52.2% of its currently projected capital expenditures and concession fees for all segments are expected to be financed with internally generated funds (after payment of common stock dividends).
      The balance will be financed with a combination of proceeds from the sale of E'town common stock, medium-term notes, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds, and short-term borrowings. Mount Holly's Mansfield Project will be financed by requisitions from the New Jersey Environmental Infrastructure Trust Financing Program. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects during the next three years. Elizabethtown expects to pursue additional tax-exempt financing to the extent that final allocations are granted by the NJEDA.

      In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. The SEC is currently reviewing the filing, E'town plans to issue approximately $25 million of these notes later in 1999 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

      In November 1998 Mount Holly closed on two loans that will provide up to $13.2 million in 2.60% financing for the Mansfield Project through the New Jersey Environmental Infrastructure Trust Financing Program. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.9 million, is from the state of New Jersey, acting through the New Jersey Department of Environmental Protection, funded by federal monies at no interest cost. The effective interest rate for the combined notes is approximately 2.60%.

      E'town's senior debt is currently rated A3 and A- and Elizabethtown's senior debt is currently rated A3 and A by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the three months ended March 31, 1999 would result in a $.1 million change in interest costs and earnings before tax related to short-term and variable rate debt.

      RESULTS OF OPERATIONS

      Net Income for the three months ended March 31, 1999 was $6.3 million or $.74 per share on a basic basis as compared to $4.2 million or $.52 per share for the same period in 1998. Net income increased by $2.1 million or $.24 per share due to an after-tax gain on the sale of a real estate parcel. Net income, as a result of continuing operations, remained relatively constant between the first quarter of 1999 and the first quarter of 1998. Revenues and expenses increased in 1999 due to the operations of Liberty and AWM which were formed in the second quarter of 1998.

      Operating Revenues increased $4.2 million or 13.5% for the three months ended March 31, 1999 compared to the same period in 1998. The increase resulted primarily from revenues of Liberty and AWM which began operations in July and June 1998, respectively. These new operations contributed $2.2 million (for Liberty) and $1.6 million (for AWM), net of $1.2 million of intercompany sales/expenses, for the quarter.

      Operation Expenses increased $3.4 million or 30.6% for the three months ended March 31, 1999 compared to the same period in 1998. The increase was primarily due to the inclusion of the operation expenses of Liberty and AWM in E'town's consolidated financial results. This contributed $.9 million (for Liberty) and $1.2 million (for AWM), net of $1.2 million of intercompany sales, for the quarter. Elizabethtown's operation expenses increased $.9 million for the quarter primarily due to additional labor costs for additional employees and increased overtime. Mount Holly's operation costs increased $.3 million primarily due to the cost, which is reflected in utility rates under the PWAC, of purchasing water from another purveyor as discussed above. All other E'town operation expenses combined changed only moderately.

      Maintenance Expenses increased less than $.1 million or 2.5% for the three months ended March 31, 1999 over the comparable period in 1998. These increases are due to the operations of Liberty and Edison Water Companies. Maintenance costs remained relatively constant due to ongoing preventive maintenance programs and cost control efforts.

      Depreciation and Amortization Expense increased $.5 million or 16.3% primarily due to the amortization of concession fees associated with the contract to operate the water system of the city of Elizabeth, New Jersey. Depreciation expense also increased due to a higher level of depreciable plant in service.

      Revenue Taxes decreased $.1 million or 2.8% for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to a higher proportion of increased sales to exempt customers in the Service to Other Systems revenue class than in other revenue classes.

      Real Estate, Payroll and Other Taxes Expenses increased $.1 million or 17.0% for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to increased payroll taxes as a result of higher wage levels and additional employees.

      Federal Income Taxes as a component of operating expenses decreased less than $.1 million or 1.1% for the three months ended March 31, 1999 compared to the same period in 1998 due to a small decline in taxable income from operations.

      Other Income (Expense) increased $2.2 million for the three months ended March 31, 1999 compared to the same period in 1998 due to a sale of a parcel of land in Green Brook, New Jersey at a gain of $3.2 million ($2.08 million after taxes). This increase was offset by an increase in associated income taxes.

      Total Interest Charges increased $.3 million or 6.3% % for the three months ended March 31, 1999 compared to the same period in 1998 due primarily to an increase in long-term interest expense as a result of the issuance of long-term notes through the New Jersey Environmental Infrastructure Trust Financing Program to finance the construction of the Mansfield Project.

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

      E'town Corporation and Subsidiaries
      During the next several years, management will seek to increase earnings per share by (I) maximizing earned returns on the Regulated Utilities segment through expansion efforts to increase sales and cost control measures and (ii) investing in water and wastewater assets (including municipal privatization contracts, as well as designing, constructing, operating and purchasing wastewater assets through AWM and AWWM, discussed below) which produce a current return. The Corporation intends to continue to sell Properties' real estate holdings during the next several years to fund a portion of the investment planned for the regulated and non-regulated businesses. The balance of such funding will be generated from internal and external sources.

      Earnings per share will vary going forward due to the effect of weather on costs and pumpage, timing and adequacy of rate relief, time elapsed since the last rate increase, the nonrecurring effect of real estate sales and other factors. For 1999 E'town expects consolidated earnings per share to be similar to 1998, based on somewhat reduced returns from the regulated operations, assuming a return to normal weather patterns after the unusually dry summers in 1998 and 1997, to be offset by the gain on the sale of a parcel of land located in Green Brook, New Jersey in February 1999 of $2.08 million or $.24 per share. In particular, Elizabethtown's returns should be somewhat lower in 1999 given that this year will be the third year since the last rate adjustment.

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown expects to petition the BPU for an increase in rates in 1999 to reflect the increases in construction, financing and operating costs since base rates were last established in October 1996.

      Mount Holly earned a rate of return on common equity of 4.7% in 1998, compared to an authorized rate of return of 11.25%, established in its most recent rate proceeding. Mount Holly contributed $.04 to E'town's consolidated earnings per share in 1998. Management expects Mount Holly to increase its contribution to E'town's earnings per share later in 1999 and into 2000 upon receipt of additional rate relief from the rate increase filed in January 1999, so that Mount Holly can realize rates of return comparable to authorized levels. Mount Holly earned significantly below its authorized return in 1998 and 1997 as the Company was precluded from filing for needed rate relief due to recently settled litigation with another purveyor.

      AWWM expects to realize rates of return comparable to those earned by Elizabethtown on its anticipated investments of $16.4 million in new wastewater facilities during the next several years.

      Contract Operations Segment
      Liberty
      Effective July 1, 1998, E'town, through its Liberty Water Company subsidiary, commenced operation of the 17,900 customer water supply system of the city of Elizabeth under a 40-year contract. Liberty is expected to realize a return on its capital in an amount similar to that currently earned by E'town's regulated operations.

      Edison
      Effective July 1, 1997, E'town, through its Edison Water Company subsidiary, commenced operation of Edison Township's 11,600-customer water system under a 20-year contract. Edison is expected to realize a return on its capital in an amount similar to that currently earned by E'town's regulated operations. Contributions to earnings will be small through 2002 and then will increase as rate increases specified in the contract take effect.

      E'town continues to pursue opportunities to operate municipal water and wastewater systems under long-term contracts, primarily in New Jersey. E'town will focus on opportunities where it may have an advantage due to location or experience in operation.

      Engineering/Operations/Construction
      AWM
      AWM provides "one-stop shopping" for water and wastewater services to residential and commercial developers. These services include the design, construction and operation of water and wastewater facilities and, in some instances, purchase of such utilities at project build-out by AWWM, thereby adding to E'town's regulated utility customer base. E'town expects the acquisition to increase its contribution to E'town's earnings per share in 1999.

      Financing and Investment Segment
      E'town and Properties
      E'town is in the process of selling its various parcels of undeveloped land carried as investments of $9.3 million at March 31, 1999. One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. In February 1999 Properties sold a parcel of land, which had been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.08 million, net of income taxes, or $.24 per share. Cash proceeds from this sale, of $1.5 million, were received in February 1999 and the remaining $4.33 million will be paid over the next two years. Properties has entered into contracts for the sale of all of its remaining parcels at prices that exceed the carrying cost of such properties. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development and could take several years. E'town expects to invest the sale proceeds from the remaining parcels into water and wastewater utility investments that produce a current return. The Corporation has no plans to make additional investments other than in water and wastewater projects.

      New Accounting Pronouncements
      See Note 2 of E'town's Notes to Consolidated Financial Statements for a discussion of new accounting standards.

      Year 2000
      State of Readiness
      The Corporation has assessed its significant business systems, as well as non-critical, peripheral support systems for compliance with the Year 2000 computer challenge. The assessment concluded that all significant business systems (i.e. Customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems) are Year 2000 compliant. The assessment also included inquiries as to the state of readiness of significant vendors whose services to the Corporation could have an impact on the Corporation's ability to deliver service to its customers. Management concluded that the delivery of electric power as well as chemicals used in the water treatment process are two areas of significant importance and received documentation from the vendors who provide these services that indicates their ability to provide service. Therefore, the Corporation expects no disruption in the services it provides to its customers and expects to process transactions in its financial, customer billing and customer services systems. The assessment did identify certain peripheral support systems that need to be addressed. A plan to address these issues has been developed and is being implemented.

      The Costs To Address The Corporation's Year 2000 Issues
      The significant business systems of the Corporation defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems that are being addressed will require the Corporation to incur costs to bring them into compliance. The present estimates place the total of these costs at less than $.2 million.

      Risks Associated With The Corporation's Year 2000 Issues
      Management believes that all identifiable issues with respect to Year 2000 compliance have been addressed, or will be addressed, in sufficient time and in sufficient detail to preclude any disruption in service or adverse effect on the Corporation's financial profile. Management, therefore, believes that risks associated with this issue are minimal with respect to those areas, which are internal to the Corporation and over which management exercises control. Those areas that are external to the Corporation i.e., issues associated with our vendors, have been mitigated to the extent possible through inquiry of our vendors, tests of their claims of Year 2000 compliance and development of contingency plans as considered appropriate.

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

      PART II - OTHER INFORMATION

      Items 1 - 5:

           Nothing to Report.

      Item 6(a) - Exhibits

      Exhibits to Part I:

      Exhibit 10(o) - E'town Corporation & Subsidiaries - Form of Amended
                      and Restated Change in Control Agreement for certain officers of E'town and Affiliated Companies

      Exhibit 10(p) - E'town Corporation & Subsidiaries - Amendments to
                      Change in Control Agreement for Andrew M. Chapman

      Exhibit 10(q) - E'town Corporation & Subsidiaries - Amendments to
                      Change in Control Agreement for Anne E. Estabrook

      Exhibit 12    - E'town Corporation and Subsidiaries - Computation of
                      Ratio of Earnings to Fixed Charges

      Exhibit 12(a) - Elizabethtown Water Company - Computation of Ratio of
                      Earnings to Fixed Charges

      Exhibit 12(b) - Elizabethtown Water Company - Computation of Ratio of
                      Earnings to Fixed Charges and Preferred Dividends

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


Date: May 13, 1999

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