Form 10-Q
period 1999-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1999-08-13
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                                   Outstanding at
 Class of Common Stock:                            June 30, 1999
 E'town Corporation (without par value)              8,574,297
 Elizabethtown Water Company (without par value)*    1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            20

PART II - OTHER INFORMATION                                            27

      Items 1 - 5

      Item 6 (a) - Exhibits                                            27
             (b) - Reports on Form 8-K                                 27

      SIGNATURES                                                       28

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
         (Unaudited)                       Three Months Ended  Six Months Ended
                                                June 30,         June 30,
                                              1999    1998     1999    1998

-----------------------------------------------------------------------------
Operating Revenues                          $41,611 $33,609  $77,087 $64,876
Operating Expenses:
  Operation                                  17,142  11,865   31,717  23,021
  Maintenance                                 2,310   1,665    3,919   3,234
  Depreciation and amortization               3,711   3,175    7,385   6,333
  Revenue taxes                               4,542   4,082    8,282   7,928
  Real estate, payroll and other taxes          872     770    1,862   1,616
  Federal income taxes                        2,855   2,676    5,068   4,913
-----------------------------------------------------------------------------
        Total operating expenses             31,432  24,233  58,233   47,045
-----------------------------------------------------------------------------
Operating Income                             10,179   9,376   18,854  17,831
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                141     164      216     279
  Federal income taxes                         (309)   (166)  (1,552)   (236)
  Gain on sale of land                                         3,197
  Other - net                                   751     309    1,032     391
-----------------------------------------------------------------------------
        Total other income (expense)            583     307    2,893     434
-----------------------------------------------------------------------------
Total Operating and Other Income             10,762   9,683   21,747  18,265
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  4,239   4,048    8,373   8,033
  Other interest expense - net                  565     286      856     500
  Capitalized interest                         (112)   (125)    (165)   (216)
  Amortization of debt discount and expense-net 110     109      220     217
-----------------------------------------------------------------------------
        Total interest charges                4,802   4,318    9,284   8,534
-----------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                              5,960   5,365   12,463   9,731
Preferred Stock Dividends                       203     203      406     406
-----------------------------------------------------------------------------
Net Income                                  $ 5,757 $ 5,162  $12,057 $ 9,325
=============================================================================

Earnings Per Share of Common Stock (Note 6):
-----------------------------------------------------------------------------
      Basic                                 $  0.67 $  0.63  $  1.41 $  1.15
      Diluted                               $  0.66 $  0.62  $  1.39 $  1.15
-----------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
-----------------------------------------------------------------------------
      Basic                                   8,562   8,161    8,537   8,109
      Diluted                                 8,843   8,464    8,820   8,415
-----------------------------------------------------------------------------

Dividends Paid Per Common Share             $  0.51 $  0.51  $  1.02 $  1.02
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Thousands)                              June 30,
                                               1999               December 31,
Assets                                      (Unaudited)              1998
-----------------------------------------------------------------------------


Utility Plant-At Original Cost:
  Utility plant in service                $ 722,740                $ 717,985
  Construction work in progress              35,632                   16,580
-----------------------------------------------------------------------------
        Total utility plant                 758,372                  734,565
   Less accumulated depreciation            131,899                  125,262
-----------------------------------------------------------------------------
        Utility plant-net                   626,473                  609,303
-----------------------------------------------------------------------------


Non-utility Property and Other
  Investments - Net (Note 7)                 83,350                   84,945
-----------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                   5,491                    5,909
  Customer and other accounts receivable
  (less reserve: 1999, $1,044, 1998, $1,065) 30,108                   24,720
  Unbilled revenues                          14,917                   12,198
  Infrastructure loan funds
   receivable (Note 4)                       45,657                    5,895
  Materials and supplies-at average cost      2,284                    2,538
  Prepaid insurance, taxes, other             1,127                    2,515
-----------------------------------------------------------------------------
        Total current assets                 59,584                   53,775
-----------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                   1,416                    1,371
  Unamortized debt and preferred
   stock expense                              9,825                   10,050
  Taxes recoverable through future rates     14,226                   14,226
  Postretirement benefit expense              3,360                    3,490
  Other unamortized expenses                  2,816                    1,582
-----------------------------------------------------------------------------
        Total deferred charges               31,643                   30,719
-----------------------------------------------------------------------------
            Total                         $ 801,050                $ 778,742
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                June 30,
                                              1999                 December 31,
Capitalization and Liabilities                (Unaudited)              1998
-----------------------------------------------------------------------------

Capitalization (Notes 3 and 4):
  Common shareholders' equity             $ 222,943                $ 215,472
  Mandatory Redeemable Cumulative
   Preferred Stock                           12,000                   12,000
  Redeemable preferred stock                    227                      227
  Long-term debt - net                      267,710                  286,908
-----------------------------------------------------------------------------
        Total capitalization                502,880                  514,607
-----------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                      65,203                   44,022
  Long-term debt - current portion               30                       30
  Accounts payable and other liabilities     18,465                   19,469
  Contract obligations payable               19,000                   12,000
  Customers' deposits                           237                      248
  Municipal and state taxes accrued          17,545                   16,789
  Federal income taxes accrued                  771
  Interest accrued                            3,766                    3,675
  Preferred stock dividends accrued              59                       59
-----------------------------------------------------------------------------
        Total current liabilities           125,076                   96,292
-----------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction       41,110                   41,102
  Federal income taxes                       68,046                   66,487
  State income taxes                            207                      207
  Unamortized investment tax credits          7,739                    7,839
  Accumulated postretirement benefits         3,993                    4,090
-----------------------------------------------------------------------------
        Total deferred credits              121,095                  119,725
-----------------------------------------------------------------------------


Contributions in Aid of Construction         51,999                   48,118
-----------------------------------------------------------------------------


Commitments and Contingent Liabilities
-----------------------------------------------------------------------------
                Total                     $ 801,050                $ 778,742
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)           June 30,
                                                1999               December 31,
                                              (Unaudited)              1998
-----------------------------------------------------------------------------
Common Shareholders' Equity:
  E'town Corporation:
    Common stock without par value, authorized,
    15,000,000 shares, issued 1999, 8,606,851
    shares; 1998, 8,504,344 shares         $173,433                 $169,324
    Paid-in capital                           1,315                    1,315
    Capital stock expense                    (5,160)                  (5,160)
    Retained earnings                        54,323                   50,961
    Less cost of treasury stock; 1999 and
     1998, 32,554 shares                       (968)                    (968)
-----------------------------------------------------------------------------
        Total common shareholders' equity   222,943                  215,472
-----------------------------------------------------------------------------
Preferred Shareholders' Equity
  Elizabethtown Water Company:
    Mandatory Redeemable Cumulative Preferred Stock:
      $100 par value, authorized, 200,000 shares;
      $5.90 series, issued and outstanding,
      120,000 shares                         12,000                   12,000
   Cumulative Preferred Stock:
       $25 par value, authorized, 500,000
       shares; none issued
   Applied Wastewater Management, Inc:
       Redeemable Preferred Stock:
       No par value, non-cumulative, issued
        and outstanding, 227 shares             227                      227
-----------------------------------------------------------------------------
        Total preferred shareholders' equity 12,227                   12,227
-----------------------------------------------------------------------------
Long-Term Debt (Note 4):
  E'town Corporation:
      6 3/4% Convertible Subordinated
       Debentures, due 20129,                 9,843                   10,499
      6.79% Senior Notes, due 2007           12,000                   12,000
  Liberty Water Company:
    Contract Obligations Payable                                      19,000
  Applied Wastewater/Applied Water Management:
    Notes Payable                               548                      261
  Elizabethtown Water Company:
    7.20% Debentures, due 2019               10,000                   10,000
    7 1/2% Debentures, due 2020              15,000                   15,000
    6.60% Debentures, due 2021               10,500                   10,500
    6.70% Debentures, due 2021               15,000                   15,000
    8 3/4% Debentures, due 2021              27,500                   27,500
    8% Debentures, due 2022                  15,000                   15,000
    5.60% Debentures, due 2025               40,000                   40,000
    7 1/4% Debentures, due 2028              50,000                   50,000
    Variable Rate Debentures, due 2027       50,000                   50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure
     Trust Notes                              7,295                    7,295
    New Jersey Department of Environmental
     Protection Notes                         5,895                    5,895
    Other Notes Payable                         181                       30
-----------------------------------------------------------------------------
        Total long-term debt                268,762                  287,980
    Unamortized (discount) premium-net       (1,052)                  (1,072)
-----------------------------------------------------------------------------
        Total long-term debt-net            267,710                  286,908
-----------------------------------------------------------------------------
           Total Capitalization           $ 502,880                 $514,607
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                               Six Months Ended
                                                   June 30,       Year Ended
                                                     1999         December 31,
                                                 (Unaudited)          1998
-----------------------------------------------------------------------------

Common Stock:
  Balance at Beginning of Period                  $ 169,324        $ 153,162
  Common stock issued under Dividend
   Reinvestment and Stock Purchase Plan
   (1999, 105,432 shares; 1998, 213,568 shares)       4,167            7,861
  Redemption of Convertible Debentures (1999,
   15,775 shares; 1998, 18,100 shares)                  631              724
  Issuance of restricted stock under compensation
   programs (1999, 2,856 shares; 1998,
   9,590 shares)                                        120              332
  Restricted stock issued/(redeemed) in connection
   with acquisitions (1999, ($25,956) shares;
   1998, 186,310 shares) Note 7                        (920)           6,653
  Exercise of stock options (1999, 4,200 shares;
   1998, 22,315 shares)                                 111              592
-----------------------------------------------------------------------------
  Balance at End of Period                          173,433          169,324
-----------------------------------------------------------------------------

Paid-in Capital:                                      1,315            1,315
-----------------------------------------------------------------------------

Capital Stock Expense:                               (5,160)          (5,160)
-----------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                     50,961           45,560
  Net Income                                         12,057           22,330
  Dividends on common stock (1999, $1.02;
   1998, $2.04)                                      (8,695)         (16,929)
-----------------------------------------------------------------------------
  Balance at End of Period                           54,323           50,961
-----------------------------------------------------------------------------

Treasury Stock:
  Balance at Beginning of Period                       (968)            (954)
   Cost of shares redeemed to exercise stock
    options (1998, 346 shares)                                           (14)
-----------------------------------------------------------------------------
  Balance at End of Period                             (968)            (968)
-----------------------------------------------------------------------------

     Total Common Shareholders' Equity            $ 222,943        $ 215,472
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
               (In Thousands)                            Six Months Ended
                  (Unaudited)                                June 30,
                                                      1999             1998
-----------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
 Net Income                                        $ 12,057         $  9,325
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      7,385            6,333
   Increase in deferred charges                      (1,279)          (1,932)
   Deferred income taxes and investment tax
     credits-net                                      1,458            1,542
   Capitalized interest and AFUDC                      (381)            (495)
   Other operating activities-net                     2,105              575
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt:
     Customer and other accounts receivable          (4,951)            (356)
     Unbilled revenues                               (2,719)          (1,457)
     Accounts payable and other liabilities          (1,131)             867
     Accrued/prepaid interest and taxes               2,958            3,110
     Other                                              254             (490)
-----------------------------------------------------------------------------
     Net cash provided by operating activities       15,756           17,022
-----------------------------------------------------------------------------
Cash Flows Used by Financing Activities:
 Proceeds from issuance of common stock               4,909            4,617
 Funds held in Trust by others                          114
 Debt and preferred stock issuance and
   amortization costs                                   237              248
 Issuance of other of long-term debt                                   8,000
 Repayment of long-term debt                        (12,671)            (107)
 Contributions and advances for construction-net      1,056            3,012
 Net increases in notes payable - banks              21,181           11,000
 Dividends paid on common stock                      (8,695)          (8,345)
-----------------------------------------------------------------------------
    Net cash flows provided by financing activities   6,131           18,425
-----------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures
 (excluding allowance for funds used during
  construction)                                     (21,914)         (17,225)
Purchase of companies                                (1,800)
Capital expenditures on privatization contracts        (660)         (19,729)
 Proceeds from sale of land                           2,069
-----------------------------------------------------------------------------
    Net cash flows used for investing activities    (22,305)         (36,954)
-----------------------------------------------------------------------------
Net Decrease in Cash
  and Cash Equivalents                                 (418)          (1,507)
Cash and Cash Equivalents at
  Beginning of Period                                 5,909            6,233
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $  5,491         $  4,726
=============================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)         $ 10,133         $  8,101
      Income taxes                                 $  3,400         $  1,800
      Preferred stock dividends                    $    354         $    354
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
               (In Thousands)
                  (Unaudited)
                                            Three Months Ended Six Months Ended
                                                June 30,         June 30,
                                              1999    1998     1999    1998
-----------------------------------------------------------------------------
Operating Revenues                         $ 35,509 $32,739 $66,575  $63,246
-----------------------------------------------------------------------------
Operating Expenses:
  Operation                                  12,541  11,120   24,132  21,529
  Maintenance                                 1,447   1,404    2,903   2,859
  Depreciation                                3,197   3,158    6,394   6,316
  Revenue taxes                               4,532   4,082    8,265   7,928
  Real estate, payroll and other taxes          746     749    1,629   1,573
  Federal income taxes                        3,079   2,892    5,268   5,305
-----------------------------------------------------------------------------
        Total operating expenses             25,542  23,405   48,591  45,510
-----------------------------------------------------------------------------
Operating Income                              9,967   9,334   17,984  17,736
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                141     164      216     279
  Federal income taxes                         (290)   (125)    (362)   (168)
  Other - net                                   688     192      816     199
-----------------------------------------------------------------------------
        Total other income (expense)            539     231      670     310
-----------------------------------------------------------------------------
Total Operating and Other Income             10,506   9,565   18,654  18,046
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                  3,862   3,713    7,619   7,337
  Other interest expense - net                  315     192      378     398
  Allowance for funds used during construction (112)   (125)    (165)   (216)
  Amortization of debt discount and expense-net  98      98      196     195
-----------------------------------------------------------------------------
        Total interest charges                4,163   3,878    8,028   7,714
-----------------------------------------------------------------------------
Net Income                                    6,343   5,687   10,626  10,332
Preferred Stock Dividends                       203     203      406     406
-----------------------------------------------------------------------------
Earnings Applicable To Common Stock         $ 6,140 $ 5,484 $ 10,220 $ 9,926
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                      June 30,
                                                     1999         December 31,
Assets                                            (Unaudited)         1998
-----------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                        $ 716,327        $ 714,301
  Construction work in progress                      34,219           15,694
-----------------------------------------------------------------------------
        Total utility plant                         750,546          729,995
  Less accumulated depreciation and amortization    131,427          125,096
-----------------------------------------------------------------------------
        Utility plant-net                           619,119          604,899
-----------------------------------------------------------------------------


Non-utility Property (Note 7)                         7,202            7,315
-----------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                           1,446            3,598
  Customer and other accounts receivable
   (less reserve: 1999, $686, 1998, $670)            19,195           16,952
  Unbilled revenues                                  12,666           10,091
  Infrastructure loan funds receivable (Note 4)       5,657            5,895
  Materials and supplies-at average cost              2,284            2,538
  Prepaid insurance, taxes, other                     1,410            2,433
-----------------------------------------------------------------------------
        Total current assets                         42,658           41,507
-----------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                           1,416            1,371
  Unamortized debt and preferred stock expense        9,145            9,368
  Taxes recoverable through future rates             14,226           14,226
  Postretirement benefit expense                      3,360            3,490
  Other unamortized expenses                          2,534            1,152
-----------------------------------------------------------------------------
        Total deferred charges                       30,681           29,607
-----------------------------------------------------------------------------
            Total                                 $ 699,660        $ 683,328
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                       June 30,
                                                       1999        December 31,
Capitalization and Liabilities                     (Unaudited)         1998
-----------------------------------------------------------------------------


Capitalization (Note 3):
  Common shareholder's equity                     $ 214,254        $ 208,573
  Mandatory redeemable cumulative preferred stock    12,000           12,000
  Long-term debt - net                              245,319          245,148
-----------------------------------------------------------------------------
        Total capitalization                        471,573          465,721
-----------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                              30,000           22,000
  Long-term debt - current portion                       30               30
  Accounts payable and other liabilities             10,449           12,457
  Customers' deposits                                   237              248
  Municipal and state taxes accrued                  17,639           16,776
  Interest accrued                                    3,275            3,228
  Preferred stock dividends accrued                      59               59
-----------------------------------------------------------------------------
        Total current liabilities                    61,689           54,798
-----------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction               41,004           40,874
  Federal income taxes                               66,234           64,696
  Unamortized investment tax credits                  7,739            7,839
  Accumulated postretirement benefits                 3,841            3,947
-----------------------------------------------------------------------------
        Total deferred credits                      118,818          117,356
-----------------------------------------------------------------------------


Contributions in Aid of Construction                 47,580           45,453
-----------------------------------------------------------------------------


Commitments and Contingent Liabilities
-----------------------------------------------------------------------------
                Total                             $ 699,660        $ 683,328
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)                                      June 30,
                                                     1999         December 31,
                                                  (Unaudited)         1998
-----------------------------------------------------------------------------

Common Shareholder's Equity (Note 3):
  Common stock without par value, authorized,
  15,000,000 shares, issued 1999 and 1998,
  1,974,902 shares                                $  15,741        $  15,741
  Paid-in capital                                   136,909          132,753
  Capital stock expense                                (485)            (485)
  Retained earnings                                  62,089           60,564
-----------------------------------------------------------------------------
      Total common shareholder's equity             214,254          208,573
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

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
     none issued
-----------------------------------------------------------------------------

 Long-Term Debt:
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                       10,000           10,000
    7 1/2% Debentures, due 2020                      15,000           15,000
    6.60% Debentures, due 2021                       10,500           10,500
    6.70% Debentures, due 2021                       15,000           15,000
    8 3/4% Debentures, due 2021                      27,500           27,500
    8% Debentures, due 2022                          15,000           15,000
    5.60% Debentures, due 2025                       40,000           40,000
    7 1/4% Debentures, due 2028                      50,000           50,000
   Variable Rate Debentures, due 2027                50,000           50,000

  The Mount Holly Water Company:
    New Jersey Department of Environmental
     Protection Notes                                 5,895            5,895
    New Jersey Environmental Infrastructure
     Trust Notes                                      7,295            7,295
    Notes Payable (due serially through 2000)           181               30
-----------------------------------------------------------------------------
        Total long-term debt                        246,371          246,220
    Unamortized discount-net                         (1,052)          (1,072)
-----------------------------------------------------------------------------
        Total long-term debt-net                    245,319          245,148
-----------------------------------------------------------------------------
           Total Capitalization                   $ 471,573        $ 465,721
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                               Six Months Ended
                                                   June 30,       Year Ended
                                                     1999         December 31,
                                                  (Unaudited)         1998
-----------------------------------------------------------------------------


Common Stock:                                      $ 15,741         $ 15,741
-----------------------------------------------------------------------------

Paid-in Capital:
  Balance at Beginning of Period                    132,753          124,560
  Capital contributed by parent company               4,156            8,193
-----------------------------------------------------------------------------
  Balance at End of Period                          136,909          132,753
-----------------------------------------------------------------------------

Capital Stock Expense                                  (485)            (485)
-----------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                     60,564           53,538
  Net income                                         10,626           24,768
  Dividends on common stock                          (8,695)         (16,929)
  Dividends on preferred stock                         (406)            (813)
-----------------------------------------------------------------------------
  Balance at End of Period                           62,089           60,564
-----------------------------------------------------------------------------

     Total Common Shareholder's Equity             $214,254         $208,573
=============================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
               (In Thousands)
                (Unaudited)                             Six Months Ended
                                                             June 30,
                                                      1999             1998
-----------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $ 10,626         $ 10,332
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     6,394            6,316
    Increase in deferred charges                     (1,427)          (1,456)
    Deferred income taxes and investment tax
      credits-net                                     1,438            1,515
    Allowance for funds used during construction       (381)            (495)
    Other operating activities-net                      998              236
 Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
      Customer and other accounts receivable         (1,940)           1,676
      Unbilled revenues                              (2,575)          (1,152)
      Accounts payable and other liabilities         (2,040)               5
      Accrued/prepaid interest and taxes              1,916            3,385
      Other                                             254             (490)
-----------------------------------------------------------------------------
      Net cash provided by operating activities      13,263           19,872
-----------------------------------------------------------------------------

Cash Flows Used by Financing Activities:
 Capital contributed by parent company                4,156            4,209
 Funds held in Trust by others                          114
 Debt and preferred stock issuance and
   amortization costs                                   229              225
 Repayment of long-term debt                            (15)              (9)
 Contributions and advances for construction-net      1,178            3,012
 Net increase (decrease) in notes payable - banks     8,000           (3,000)
 Dividends paid on common stock and preferred stock  (9,049)          (8,699)
-----------------------------------------------------------------------------
     Net cash provided (used) by financing activities 4,613           (4,262)
-----------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)               (19,168)         (16,498)
Purchase of company                                    (860)
-----------------------------------------------------------------------------
    Cash used for investing activities              (20,028)         (16,498)
-----------------------------------------------------------------------------
Net Decrease in Cash and
  Cash Equivalents                                   (2,152)            (888)
Cash and Cash Equivalents at
  Beginning of Period                                 3,598            4,226
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $  1,446         $  3,338
=============================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)          $  8,379         $  7,380
     Income taxes                                  $  3,400         $  1,800
     Preferred stock dividends                     $    354         $    354
See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION
    E'town Corporation (E'town or Corporation), is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment.

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

    New Accounting Pronouncements
    In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 for one year. Consequently, SFAS No. 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation does not believe this Statement will have any impact on its financial condition and results of operations.

    Acquisitions
    In June 1999, Mount Holly purchased Homestead Water Utility, Inc. and AWWM purchased Homestead Treatment Utility, Inc. for a combined purchase price of $1.8 million. The entities provide water and wastewater services to approximately 800 customers of the Homestead community in southern New Jersey. A calculation of the net assets acquired in the transaction is as follows:
                 (Thousands of Dollars)
                 ---------------------------------------------
                 Utility plant in service              $ 4,189
                 Utility plant acquisition adjustments     671
                 Working capital                           578
                 Other assets                               23
                 Accumulated depreciation                 (346)
                 Long-term debt                           (453)
                 Other deferred credits                    (29)
                 Contributions in aid of construction   (2,833)
                 =============================================
                 Net assets acquired                   $ 1,800
                 =============================================

3.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $4.2 million from the DRP proceeds to Elizabethtown for the six months ended June 30, 1999.

4.  LONG-TERM DEBT
    In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. The SEC is currently reviewing the filing, E'town plans to issue approximately $30 million of these notes later in 1999 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

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

    E'town has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of June 30, 1999, the fixed charges coverage ratio was 2.87 to 1 and the debt to total capitalization ratio was .61 to 1, calculated in accordance with the Note Agreement.

5.  LINES OF CREDIT
    E'town has $110 million of uncommitted lines of credit with several banks, of which up to $50 million is available to E'town for use by the Corporation or its unregulated subsidiaries and $90 million is available to Elizabethtown as of June 30, 1999. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown, and sales of common stock and issuances of short- and long-term debt by E'town, are expected to be sufficient to finance the Corporation's capital needs.

6.  EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 follow:

                                             Three Months Ended Six Months Ended
                                                   June 30,        June 30,
   Thousands of Dollars Except Per Share Amounts   1999    1998     1999    1998
   ---------------------------------------------   ----    ----     ----    ----
   Basic:
   Net Income                                   $5,757 $ 5,162 $ 12,057 $ 9,325
   Average common shares outstanding             8,562   8,161    8,537   8,109
                                                --------------------------------
   Basic earnings per share                     $  .67 $   .63 $   1.41 $  1.15
                                                ================================
   Diluted:
   Net income                                   $5,757 $ 5,162 $ 12,057 $ 9,325
   After tax interest expense applicable to
    6 3/4% Convertible Subordinated Debentures     111     123      222     374
                                                --------------------------------
   Adjusted net income                          $5,868 $ 5,285 $ 12,279 $ 9,699
                                                ================================
   Average common shares outstanding             8,562   8,161    8,537   8,109
   Additional shares from assumed exercise of
    stock options                                   28      21       28      23
   Additional shares from assumed conversion of
      6 3/4% Convertible Subordinated Debentures   253     282      255     283
   Average common shares outstanding as adjusted 8,843   8,464    8,820   8,415
                                                ================================
   Diluted earnings per share                   $  .66 $   .62 $   1.39 $  1.15
                                                ================================

7.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The detail of amounts included in Non-Utility Property and Other Investments at June 30, 1999 and December 31, 1998 is as follows :

Thousands of Dollars Except Per Share Amounts           1999    1998
---------------------------------------------           ----    ----
Concession fees on privatization contracts - net
   of amortization                                  $ 54,725  $ 55,505
Capital assets from privatization contracts - net
   of amortization                                     3,982     3,341
Investments in real estate                             9,296    11,341
Funds held in trust by others                          7,120     7,234
Goodwill on AWM and AWWM acquisitions - net
   of amortization                                     4,628     5,401
Investment in SEGS                                     1,214     1,214
Other capital assets                                   2,195       637
Other                                                    190       272
======================================================================
Total                                               $ 83,350  $ 84,945
======================================================================

    Effective July 1998 E'town, through Liberty, entered into a contract with the city of Elizabeth (Elizabeth), New Jersey to operate its water system under a 40-year contract serving 17,900 customers. Under the contract, Liberty made payments to Elizabeth of $19.7 million in 1998 and $12 million in June 1999 and is obligated to make a payment of $19 million in June 2000. These amounts have been included in Concession Fees on Privatization contracts, net of amortization in the table above. These concession fees are being amortized on a straight-line basis over the life of the contract. Also under the terms of the contract, Liberty will deposit $57.8 million from revenues earned over the 40-year contract, of which $52.3 million is due after 2012, into a fund administered by Elizabeth to be used by Elizabeth to pay for capital improvements to the water system. In addition, Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract. These construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Of these total commitments, approximately $4.01 million is expected to be expended in the next three years. E'town will receive all the revenues from operating the system in accordance with rate increases set forth in the contract. E'town is also responsible for all operating expenses as well as the capital expenditures discussed above. Performance by Liberty of the contract provisions is guaranteed by E'town.

    E'town also performs the commercial billing operations for the wastewater system of Elizabeth. E'town does not operate the wastewater system. E'town does the wastewater billing for Elizabeth and remits all cash collected to Elizabeth. Included in the Consolidated Balance Sheets of E'town as Customer and Other Accounts Receivable at June 30, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $2.7 million. An offsetting liability to Elizabeth is included in Accounts Payable and Other Liabilities which has been established to reflect E'town's obligation to remit these funds to Elizabeth as collected.

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

    Also included in Non-Utility Property and Other Investments at June 30, 1999 is $9.3 million of investments in several parcels of undeveloped land in New Jersey. A parcel was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. Cash proceeds of $1.2 million were received in 1998 for these two parcels and the balance was financed with a one-year mortgage at an interest rate of 8%, with full payment due in 1999. In the first quarter of 1999, Properties sold a parcel of land in Green Brook, New Jersey, which has been under contract since 1995, for $5.83 million, at a gain of $3.2 million ($2.08 million net of taxes). Cash proceeds of $1.50 million and $.54 million were received in February 1999 and April 1999, respectively. The remaining $3.83 million has been financed with a 7.75% mortgage, to be paid over two years. The mortgage balance of $3.79 million at June 30, 1999 is included in Customer and Other Accounts Receivable in E'town's Consolidated Balance Sheets. The long-term portion of $1.9 million is included in this balance and is due February 2001. The sale proceeds will be invested into water and wastewater investments that produce a current return. Properties has entered into contracts for sale for all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take several years. Based upon independent appraisals received at various times prior to 1997 and the expected sales prices for properties under contract to be sold, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 1999.

    In 1998 E'town exercised an option to purchase the operations of Applied Wastewater General Partnership (AWG) to provide a full complement of water and wastewater services and consequently closed on the transaction in June 1998. The purchase price, in a non-cash transaction, was $6.6 million (185,005 restricted common shares) for the three companies that now comprise AWM and $.04 million (1,305 restricted common shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction accounted for as a purchase. The purchase price was subject to a potential downward post-closing adjustment based upon a multiple of earnings for the twelve months ended March 31, 1998. As required by the purchase contract, E'town had undertaken an audit of AWG for such period. This process resulted in a downward post-closing adjustment of $.9 million (25,756 shares) which has been reflected in E'town's Consolidated Balance Sheets as of June 30, 1999. The adjusted goodwill amounts to $4.8 million as of June 30, 1999 and is being amortized over a 40-year period.

    Included in Non-Utility Property and Other Investments at June 30, 1999 is an investment of $1.21 million ($.43 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. The Corporation owns a 3.19% interest in SEGS. The transaction is being accounted for on the equity method. The Corporation will continue to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

8.  REGULATORY MATTERS
    Rates
    ELIZABETHTOWN
    Elizabethtown is evaluating a potential need to file for rate relief later in 1999 or early in 2000 to recover additional construction and financing costs incurred since base rates were last established in October 1996.

    MOUNT HOLLY
    In January 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that was placed in service in the third quarter of 1998. Hearings are in progress and a decision is expected during the fall of 1999. On August 9, 1999, Mount Holly filed a supplemental petition to this case for a rate increase to include the cost of the remaining portion of the Mansfield Project that will be placed into service by January 2000. This increase would also eliminate the Purchased Water Adjustment Clause (PWAC), now in effect, as Mount Holly will no longer be purchasing water from another purveyor as of the date the remaining portion of the Mansfield Project goes into service. The net rate increase associated with this supplemental petition, after elimination of the PWAC, is $1.0 million.

9.  SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. Segment data for the three and six month periods ended June 30, 1999 and 1998 is presented as follows:

                                           Three Months Ended  Six Months Ended
                                                June 30,          June 30,
In Thousands of Dollars                      1999     1998     1999      1998
-----------------------                      ----     ----     ----      ----
Operating Revenues:
Regulated Utilities                        $35,580 $ 32,739 $  66,697 $ 63,246
Contract Operations                          4,311    1,732     9,085    3,199
Engineering/Operations/Construction          3,733      123     5,247      250
Intersegment Elimination                    (2,013)    (985)   (3,942)  (1,819)
                                           ------------------------------------
Consolidated Operating Revenues            $41,611 $ 33,609 $  77,087 $ 64,876
                                           ====================================
Operating Expenses:
Regulated Utilities                        $25,623 $ 23,405 $  48,758 $ 45,510
Contract Operations                          4,047    1,550     8,037    2,897
Engineering/Operations/Construction          3,634      209     5,072      335
Financing & Investment                         306      227       480      433
Intersegment Elimination                    (2,013)  (1,158)   (4,114)  (2,130)
                                           ------------------------------------
Consolidated Operating Expenses            $31,597 $ 24,233 $  58,233 $ 47,045
                                           ====================================
Interest Expense:
Regulated Utilities                        $ 4,167 $  3,878 $   8,033 $  7,714
Contract Operations                            309       97       599      195
Engineering/Operations/Construction              4                  5
Financing & Investment                         322      343       647      625
                                           ------------------------------------
Consolidated Interest Expense              $4,802  $  4,318 $   9,284 $  8,534
                                           ====================================
Net Income
Regulated Utilities                        $ 6,127 $ $5,484 $ $10,187 $ $9,926
Contract Operations                            (18)     107       503      164
Engineering/Operations/Construction             95      (56)      170      (55)
Financing & Investment                        (447)    (373)    1,197     (710)
                                           ------------------------------------
Consolidated Net Income                    $ 5,757  $ 5,162 $  12,057 $  9,325
                                           ====================================

                                           As of     As of
                                          June 30,  December 31,
                                            1999      1998
                                            ----      ----
Total Assets:
Regulated Utilities                        $715,51  $688,046
Contract Operations                         69,802    68,539
Engineering/Operations/Construction          5,472     3,744
Financing & Investment                      63,020    44,964
Intersegment Elimination                   (52,758)  (26,551)
                                           =================
Consolidated Total Assets:                 $801,050 $778,742
                                           =================

10. STOCK OPTIONS
    In connection with the adoption of SFAS 123 "Accounting for Stock-Based Compensation," which was effective in 1996, the Corporation elected to continue to account for its Stock Option Plan (Plan) using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide proforma disclosure of the effect of adopting SFAS 123. The Corporation issued stock options under the Plan in the second quarter of 1999. The effect of accounting for these options under SFAS 123 would be to reduce earnings by $.1 million or less $.01 per basic share for both the three and six months periods ended June 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc.
      (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed about 3% and Liberty, AWM and Edison each contributed 4% of the Corporation's consolidated operating revenues for 1998. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment (See Note 9 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at June 30, 1999, and the results of operations for the three and six month periods ended June 30, 1999 and 1998.

      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      For the six months ended June 30, 1999 capital expenditures were $24.4 million. Included in this total is $1.8 million for the purchase of a regulated water and wastewater operation by Mount Holly and Applied in June (see below), $.7 million was for capital additions for the contract operations and $21.9 million was for other additions of, and improvements to, water utility plant. For the three years ending December 31, 2001, capital and investment requirements for E'town are estimated to be $181.4 million, consisting of (I) expenditures for the Regulated Utilities Segment ($107.5 million for Elizabethtown, $17.0 million for Mount Holly and $16.4 million for AWWM), (ii) investments in the Contract Operations segment for concession payments by Liberty, and capital improvements for Liberty and Edison of $39.0 million, and (iii) investments in the Engineering/Operations/Construction segment of $1.5 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

      REGULATED UTILITIES SEGMENT
      Elizabethtown
      While Elizabethtown's projected capital outlays have dropped from recent years now that the Canal Road Water Treatment Plant (Plant) is completed, Elizabethtown's facilities will continue to be upgraded and expanded to handle customer growth. Elizabethtown's three-year capital program includes $50.6 million for routine projects (services, hydrants and main extensions not funded by developers) and $56.9 million for transmission system upgrades, a new operations center and other projects. Elizabethtown is evaluating a potential need to file for rate relief later in 1999 or early in 2000 to ensure that such costs are adequately reflected in rates (see Economic Outlook).

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

      In January 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This rate case also includes $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that was placed in service in the third quarter of 1998. Hearings are in progress and a decision is expected during the fall of 1999. Mount Holly filed a supplemental petition to this case for a rate increase to include the cost of the remaining portion of the Mansfield Project that will be placed into service by January 2000. This increase would also eliminate the Purchased Water Adjustment Clause (PWAC), now in effect, as Mount Holly will no longer be purchasing water from another purveyor as of the date the remaining portion of the Mansfield Project goes into service. The net rate increase associated with this supplemental petition, after elimination of the PWAC, is $1.0 million.

      AWWM
      AWWM expects to incur capital expenditures of $16.4 million in the next three years, the predominant portion of which is expected to be spent in 1999 and 2000. These expenditures are primarily for the purchase of wastewater plants from developers upon completion of their construction by AWM.

      CONTRACT OPERATIONS SEGMENT
      LIBERTY
      Under the contract to operate the water system of the City of Elizabeth, New Jersey, Liberty made payments to Elizabeth of $19.7 million in 1998 and $12.0 million in June 1999 and is contractually obligated to make a payment to Elizabeth of $19 million in June 2000. Also, under the terms of the contract, Liberty will deposit $57.8 million from revenues earned during the 40-year contract, of which $52.4 million is due after 2012, into a fund administered by Elizabeth to be used by Elizabeth to pay for capital improvements to the water system. In addition, Liberty is responsible for $7.8 million of construction expenditures, primarily for meter replacements, over the life of the contract. Of the total construction expenditures, approximately $4.0 million is expected to be expended in the next three years.

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

      Capital Resources
      During 1998 E'town financed 35.5% of its capital expenditures, including concession fees for the Regulated Utilities segment and investments in the Contract Operations and Engineering/Operations and Construction segment, from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit, proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase
      Plan) and long-term debt.

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

      In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. The SEC is currently reviewing the filing, E'town plans to issue approximately $30 million of these notes later in 1999 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

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

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the three months ended June 30, 1999 would result in a $.3 million change in interest costs and earnings before tax related to short-term and variable rate debt.

      RESULTS OF OPERATIONS

      Net Income for the three months ended June 30, 1999 was $5.8 million or $.67 per share on a basic basis as compared to $5.2 million or $.63 per share for the same period in 1998. Net income for the six months ended June 30, 1999 was $12.1 million or $1.41 per share as compared to $9.3 million or $1.15 per share for the same period in 1998. Net income increased in the second quarter over the same quarter last year due primarily to an increase in operating revenues from increased water consumption at Elizabethtown due to unusually hot, dry weather and in addition, by $2.1 million or $.24 per share for the six month period due to an after-tax gain on the sale of a real estate parcel in the first quarter. Also, revenues and expenses increased for the three and six month periods due to the operations of Liberty and AWM which were formed in the second quarter of 1998.

      Operating Revenues increased $8.0 million or 23.8% and $12.1 million or 18.8% for the three and six month periods ended June 30, 1999 and 1998, respectively, compared to the same periods in 1998. The increases resulted primarily from revenues of AWM and Liberty which began operations in June and July 1998, respectively. AWM contributed an increase of $3.7 million to revenues and contract operations, including Liberty, contributed an increase of $1.30 million to revenues, net of $1.4 million of intercompany sales/expenses, for the three month period. AWM contributed an increase of $5.2 million to revenues and contract operations, including Liberty, contributed an increase of $3.2 million to revenues, net of $2.6 million of intercompany sales/expenses for the six month period. The regulated utilities revenues increased $2.8 million and $3.3 million for the three and six month periods, respectively, over the same periods last year due to increased water consumption due to unusually hot, dry weather.

      Operation Expenses increased $5.3 million or 44.5% and $8.7 million or 18.0% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. The increases were due primarily to the inclusion of the operation expenses of Liberty and AWM in E'town's consolidated financial results. AWM accounted for $2.8 million and $4.1 million of the increases for the three and six month periods, respectively. Liberty accounted for $1.1 million and $1.9 million of the increases for the three and six month periods, respectively. The increases attributable to Liberty are net of intercompany purchases of wholesale water from Elizabethtown of $1.0 million and $2.1 million for the three and six month periods, respectively. E'town Corporation and E'town Properties combined accounted for increases of $.2 million for both the three and six month periods while Edison experienced decreases of $.2 million and $.4 million for the three and six month periods, respectively. Elizabethtown's operation expenses increased $1.2 million and $2.1 million for the three and six month periods, respectively, primarily due to additional labor costs for additional employees and variable costs associated with higher water consumption. Mount Holly's operation costs increased $.4 million and $.6 million for the three and six month periods, respectively, primarily due to the cost, which is reflected in utility rates under the PWAC, of purchasing water from another purveyor, as discussed above.

      Maintenance Expenses increased $.6 million or 38.7% and $.7 million or 10.4% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. These increases are due to the operations of Applied and Liberty. Maintenance costs remained relatively constant for Elizabethtown, Mount Holly and Edison, primarily due to favorable weather conditions in the winter of 1999 as well as ongoing preventive maintenance programs and cost control efforts.

      Depreciation and Amortization Expense increased $.5 million or 16.9% and $1.1 million or 8.3% for the three and six month periods, respectively, primarily due to the amortization of concession fees associated with the contract to operate the water system of the city of Elizabeth, New Jersey. Depreciation expense also increased due to a higher level of depreciable plant in service.

      Revenue Taxes decreased $.5 million or 11.3% and $.4 million or 2.1% for the three and six month periods, respectively, primarily due to increased sales of water by Elizabethtown due to hot, dry weather in the second quarter of 1999.

      Real Estate, Payroll and Other Taxes Expenses increased $.1 million or 13.2% and $.2 million or 7.9% for the three and six month periods, respectively, primarily due to increased payroll taxes as a result of higher wage levels and additional employees.

      Federal Income Taxes as a component of operating expenses increased $.2 million or 6.7% and $.2 million or 1.4% fir the three and six month periods, respectively due to increases in taxable income.

      Other Income (Expense) increased $.3 million or 89.9% and $2.5 million or 259.9% for the three and six month periods, respectively. The increase for the second quarter is due primarily to a settlement of litigation of $.3 million ($.2 million net of taxes). The increase on six month-to-date basis is due primarily to a gain on the sale of real estate in the first quarter of 1999 of $3.2 million ($2.1 million net of taxes).

      Total Interest Charges increased $.5 million or 11.2% and $.8 million or 4.4% for the three and six month periods, respectively, due primarily to an increase in short- and long-term interest expense as a result of the issuance short-term bank notes to finance a scheduled concession payment of $12.0 million by Liberty to the City of Elizabeth, additional short-term bank notes to finance Elizabethtown and Mount Holly's ongoing capital programs and the issuance of long-term notes by Mount Holly in November 1998 through the New Jersey Environmental Infrastructure Trust Financing Program to finance the construction of Mount Holly's Mansfield Project.

      ECONOMIC OUTLOOK
      Forward Looking Information
      Information in this report includes certain forward looking statements within the meaning of the Federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators and legislators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance and additional investments or acquisitions which may be made by the Corporation.

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

      Earnings per share will vary going forward due to the effect of weather on costs and pumpage, timing and adequacy of rate relief, time elapsed since the last rate increase, the nonrecurring effect of real estate sales and other factors. For 1999 E'town expects consolidated earnings per share to be marginally greater than in 1998 due to an unusually hot, dry summer in 1999 and gains on the sale of real estate. These increases are expected to be offset somewhat by an increase in the number of outstanding shares.

      Other Matters
      On August 5, 1999 the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the states reservoir and well supplies. Customers of Elizabethown, Mount Holly, Edison and Liberty are subject to these restrictions. The water systems operated by E'town's subsidiaries have adequate supplies of water to meet the needs of their customers. While it is anticipated these restrictions will likely affect the amount of water consumed by a substantial number of the Corporation's customers, management believes that the revenues generated from water sales in the third quarter of 1999 will exceed those generated in the third quarter of 1998 as well as exceed our expectations for the third quarter of 1999.

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown is evaluating a potential need to file for rate relief later in 1999 or early in 2000 to recover additional construction and financing costs incurred since base rates were last established in October 1996.

      Mount Holly earned a rate of return on common equity of 4.7% in 1998, compared to an authorized rate of return of 11.25%, established in its most recent rate proceeding. Mount Holly contributed $.04 to E'town's consolidated earnings per share in 1998. Management expects Mount Holly to increase its contribution to E'town's earnings per share in 2000 upon receipt of additional rate relief from the rate increase filed in January 1999, so that Mount Holly can realize rates of return comparable to authorized levels. Mount Holly earned significantly below its authorized return in 1998 and 1997 as the Company was precluded from filing for needed rate relief due to recently settled litigation with another purveyor.

      AWWM expects to realize rates of return comparable to those earned by Elizabethtown on its anticipated investments of $16.4 million in new wastewater facilities during the next several years.

      In June 1999, Mount Holly purchased the water operations of Homestead Water Utility, Inc. and AWWM purchased the wastewater operations of Homestead Treatment Utility, Inc. for a combined purchase price of $1.8 million. The entities provide water and wastewater services to approximately 800 customers of the Homestead community in southern New Jersey.

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

      Engineering/Operations/Construction
      AWM
      AWM provides "one-stop shopping" for water and wastewater services to residential and commercial developers. These services include the design, construction and operation of water and wastewater facilities and, in some instances, purchase of such utilities at project build-out by AWWM, thereby adding to E'town's regulated utility customer base. E'town expects the acquisition to increase its contribution to E'town's earnings per share for 1999.

      Financing and Investment Segment
      E'town and Properties
      E'town is in the process of selling its various parcels of undeveloped land carried as investments of $9.3 million at June 30, 1999. One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. In the first quarter of 1999, Properties sold a parcel of land in Green Brook, New Jersey, which has been under contract since 1995, for $5.83 million, at a gain of $3.2 million ($2.08 million net of taxes). Cash proceeds of $1.50 million and $.54 million were received in February 1999 and April 1999, respectively. The remaining $3.83 million has been financed with a 7.75% mortgage, to be paid over two years. The sale proceeds will be invested into water and wastewater investments that produce a current return. Properties has entered into contracts for the sale of all of its remaining parcels at prices that exceed the carrying cost of such properties. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development and could take several years. E'town expects to invest the sale proceeds from the remaining parcels into water and wastewater utility investments that produce a current return. The Corporation has no plans to make additional investments other than in water and wastewater projects.

      New Accounting Pronouncements
      See Note 2 of E'town's Notes to Consolidated Financial Statements for a discussion of new accounting standards.

      Year 2000
      State of Readiness
      The Corporation has assessed its significant business systems, as well as non-critical, peripheral support systems for compliance with the Year 2000 computer challenge. The assessment concluded that all significant business systems (i.e. customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems) are Year 2000 compliant. The assessment also included inquiries as to the state of readiness of significant vendors whose services to the Corporation could have an impact on the Corporation's ability to deliver service to its customers. Management concluded that the delivery of electric power as well as chemicals used in the water treatment process are two areas of significant importance and received documentation from the vendors who provide these services that indicates their ability to provide service. Therefore, the Corporation expects no disruption in the services it provides to its customers and expects to process transactions in its financial, customer billing and customer services systems. The assessment did identify certain peripheral support systems that need to be addressed. A plan to address these is being implemented on schedule.

      The Costs To Address The Corporation's Year 2000 Issues
      The significant business systems of the Corporation defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems that are being addressed will require the Corporation to incur costs to bring them into compliance. The total of these costs were originally estimated at less than $.2 million. This amount remains a reasonable estimate.

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


Date: August 13, 1999

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