Form 10-Q/A
period 1999-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1999-11-15
CIK 764403, 32379

FORM 10-Q/A

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

 * All shares are owned by E'town Corporation
===============================================================================

The purpose of this amended filing is to correct errors discovered in Form 10-Q filed for the quarterly period ended June 30, 1999. The second quarter Form 10-Q is being refiled in its entirety. The amended items are as follows:

Item 1). Page 2, Consolidated Balance Sheets - Total Current Assets:
     The amount for the line item entitled "Infrastructure loan funds receivable (Note 4)" is incorrectly displayed as "45,657". The correct amount is "5,657". The total current assets amount of "59,584" is correct.

Item 2). Pages 22 and 23, Results of Operations:
     The six month-to-date percentage changes of various income statement line items were displayed incorrectly. The amendments are as follows:

      Line Item           Original %      Amended %

      Operation Expenses       18.0%           37.8%
      Maintenance Expenses     10.4%           21.2%
      Depreciation and
         Amortization Expenses  8.3%           16.6%
      Revenue Taxes             2.1%            4.5%
      Real Estate, Payroll and
         Other Taxes Expenses   7.9%           15.2%
      Federal Income Taxes      1.4%            3.2%
      Other Income (Expense)  259.9%          566.6%
      Total Interest Charges    4.4%            8.8%

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
=============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Thousands)                              June 30,
                                               1999               December 31,
Assets                                      (Unaudited)              1998
-----------------------------------------------------------------------------


Utility Plant-At Original Cost:
  Utility plant in service                $ 722,740                $ 717,985
  Construction work in progress              35,632                   16,580
-----------------------------------------------------------------------------
        Total utility plant                 758,372                  734,565
   Less accumulated depreciation            131,899                  125,262
-----------------------------------------------------------------------------
        Utility plant-net                   626,473                  609,303
-----------------------------------------------------------------------------


Non-utility Property and Other
  Investments - Net (Note 7)                 83,350                   84,945
-----------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                   5,491                    5,909
  Customer and other accounts receivable
  (less reserve: 1999, $1,044, 1998, $1,065) 30,108                   24,720
  Unbilled revenues                          14,917                   12,198
  Infrastructure loan funds
   receivable (Note 4)                        5,657                    5,895
  Materials and supplies-at average cost      2,284                    2,538
  Prepaid insurance, taxes, other             1,127                    2,515
-----------------------------------------------------------------------------
        Total current assets                 59,584                   53,775
-----------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                   1,416                    1,371
  Unamortized debt and preferred
   stock expense                              9,825                   10,050
  Taxes recoverable through future rates     14,226                   14,226
  Postretirement benefit expense              3,360                    3,490
  Other unamortized expenses                  2,816                    1,582
-----------------------------------------------------------------------------
        Total deferred charges               31,643                   30,719
-----------------------------------------------------------------------------
            Total                         $ 801,050                $ 778,742
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

      Operation Expenses increased $5.3 million or 44.5% and $8.7 million or 37.8% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. The increases were due primarily to the inclusion of the operation expenses of Liberty and AWM in E'town's consolidated financial results. AWM accounted for $2.8 million and $4.1 million of the increases for the three and six month periods, respectively. Liberty accounted for $1.1 million and $1.9 million of the increases for the three and six month periods, respectively. The increases attributable to Liberty are net of intercompany purchases of wholesale water from Elizabethtown of $1.0 million and $2.1 million for the three and six month periods, respectively. E'town Corporation and E'town Properties combined accounted for increases of $.2 million for both the three and six month periods while Edison experienced decreases of $.2 million and $.4 million for the three and six month periods, respectively. Elizabethtown's operation expenses increased $1.2 million and $2.1 million for the three and six month periods, respectively, primarily due to additional labor costs for additional employees and variable costs associated with higher water consumption. Mount Holly's operation costs increased $.4 million and $.6 million for the three and six month periods, respectively, primarily due to the cost, which is reflected in utility rates under the PWAC, of purchasing water from another purveyor, as discussed above.

      Maintenance Expenses increased $.6 million or 38.7% and $.7 million or 21.2% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. These increases are due to the operations of Applied and Liberty. Maintenance costs remained relatively constant for Elizabethtown, Mount Holly and Edison, primarily due to favorable weather conditions in the winter of 1999 as well as ongoing preventive maintenance programs and cost control efforts.

      Depreciation and Amortization Expense increased $.5 million or 16.9% and $1.1 million or 16.6% for the three and six month periods, respectively, primarily due to the amortization of concession fees associated with the contract to operate the water system of the city of Elizabeth, New Jersey. Depreciation expense also increased due to a higher level of depreciable plant in service.

      Revenue Taxes decreased $.5 million or 11.3% and $.4 million or 4.5% for the three and six month periods, respectively, primarily due to increased sales of water by Elizabethtown due to hot, dry weather in the second quarter of 1999.

      Real Estate, Payroll and Other Taxes Expenses increased $.1 million or 13.2% and $.2 million or 15.2% for the three and six month periods, respectively, primarily due to increased payroll taxes as a result of higher wage levels and additional employees.

      Federal Income Taxes as a component of operating expenses increased $.2 million or 6.7% and $.2 million or 3.1% for the three and six month periods, respectively due to increases in taxable income.

      Other Income (Expense) increased $.3 million or 89.9% and $2.5 million or 566.6% for the three and six month periods, respectively. The increase for the second quarter is due primarily to a settlement of litigation of $.3 million ($.2 million net of taxes). The increase on six month-to-date basis is due primarily to a gain on the sale of real estate in the first quarter of 1999 of $3.2 million ($2.1 million net of taxes).

      Total Interest Charges increased $.5 million or 11.2% and $.8 million or 8.8% for the three and six month periods, respectively, due primarily to an increase in short- and long-term interest expense as a result of the issuance short-term bank notes to finance a scheduled concession payment of $12.0 million by Liberty to the City of Elizabeth, additional short-term bank notes to finance Elizabethtown and Mount Holly's ongoing capital programs and the issuance of long-term notes by Mount Holly in November 1998 through the New Jersey Environmental Infrastructure Trust Financing Program to finance the construction of Mount Holly's Mansfield Project.

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


Date: November 12, 1999

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