Form 10-Q
period 1999-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 1999-11-15
CIK 764403, 32379

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                                   Outstanding at
 Class of Common Stock:                         September 30, 1999
 E'town Corporation (without par value)              8,637,588
 Elizabethtown Water Company (without par value)*    1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            20

PART II - OTHER INFORMATION                                            28

      Items 1 - 5

      Item 6 (a) - Exhibits                                            28
             (b) - Reports on Form 8-K                                 28

      SIGNATURES                                                       29

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands Except Per Share Amounts)
                  (Unaudited)              Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                              1999      1998     1999      1998
--------------------------------------------------------------------------------
Operating Revenues                         $45,593  $ 43,907 $122,680  $108,783
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 17,236    16,171   48,953    39,192
  Maintenance                                1,644     1,647    5,563     4,881
  Depreciation and amortization              3,848     3,204   11,233     9,537
  Revenue taxes                              4,956     4,887   13,238    12,815
  Real estate, payroll and other tax           891       599    2,753     2,215
  Federal income taxes                       4,209     4,482    9,277     9,395
--------------------------------------------------------------------------------
        Total operating expenses            32,784    30,990   91,017    78,035
--------------------------------------------------------------------------------
Operating Income                            12,809    12,917   31,663    30,748
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                61       239      277       518
  Federal income taxes                        (139)     (191)  (1,691)     (427)
  Gain on sale of land                                          3,197
  Other - net                                  228       306    1,093       697
--------------------------------------------------------------------------------
        Total other income                     150       354    2,876       788
--------------------------------------------------------------------------------
Total Operating and Other Income            12,959    13,271   34,539    31,536
--------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                  3,884     4,049   12,090    12,082
 Other interest expense - net                  901       538    1,757     1,038
 Capitalized interest                          (93)     (181)    (258)     (397)
 Amortization of debt discount and expense-net 111       107      331       324
--------------------------------------------------------------------------------
        Total interest charges               4,803     4,513   13,920    13,047
--------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                             8,156     8,758   20,619    18,489
Preferred Stock Dividends                      203       203      609       609
--------------------------------------------------------------------------------
Net Income                                 $ 7,953  $  8,555 $ 20,010  $ 17,880
================================================================================

Earnings Per Share of Common Stock (Note 6):
--------------------------------------------------------------------------------
      Basic                                $  0.92  $   1.02 $   2.34  $   2.18
      Diluted                              $  0.91  $   1.00 $   2.30  $   2.15
--------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
--------------------------------------------------------------------------------
      Basic                                  8,612     8,381    8,562     8,201
      Diluted                                8,887     8,690    8,843     8,508
--------------------------------------------------------------------------------

Dividends Paid Per Common Share            $  0.51  $   0.51 $  1.53   $   1.53
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Thousands)                              September 30,
                                                 1999               December 31,
Assets                                       (Unaudited)                1998
--------------------------------------------------------------------------------


Utility Plant-At Original Cost:
  Utility plant in service                    $ 729,471                $ 717,985
  Construction work in progress                  43,688                   16,580
--------------------------------------------------------------------------------
        Total utility plant                     773,159                  734,565
   Less accumulated depreciation                134,909                  125,262
--------------------------------------------------------------------------------
        Utility plant-net                       638,250                  609,303
--------------------------------------------------------------------------------


Non-utility Property and Other
  Investments - Net (Note 7)                     84,017                   84,945
--------------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                      10,229                    5,909
  Customer and other accounts receivable
   (less reserve: 1999, $1,258, 1998, $1,065)    34,394                   24,720
  Unbilled revenues                              14,083                   12,198
  Infrastructure loan funds receivable (Note 4)   5,657                    5,895
  Materials and supplies-at average cost          2,497                    2,538
  Prepaid insurance, taxes, other                 1,919                    2,515
--------------------------------------------------------------------------------
        Total current assets                     68,779                   53,775
--------------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                       1,633                    1,371
  Unamortized debt and preferred stock expenses   9,744                   10,050
  Taxes recoverable through future rates         14,226                   14,226
  Postretirement benefit expense                  3,295                    3,490
  Other unamortized expenses                      3,414                    1,582
--------------------------------------------------------------------------------
        Total deferred charges                   32,312                   30,719
--------------------------------------------------------------------------------
            Total                             $ 823,358                $ 778,742
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                               September 30,
                                                1999                December 31,
Capitalization and Liabilities               (Unaudited)                1998
--------------------------------------------------------------------------------

Capitalization (Notes 3 and 4):
  Common shareholders' equity                 $ 229,301                $ 215,472
  Mandatory Redeemable Cumulative
   Preferred Stock                               12,000                   12,000
  Redeemable preferred stock                        227                      227
  Long-term debt - net                          267,235                  286,908
--------------------------------------------------------------------------------
        Total capitalization                    508,763                  514,607
--------------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                          81,079                   44,022
  Long-term debt - current portion                   30                       30
  Accounts payable and other liabilities         21,546                   19,469
  Contract obligations payable                   19,000                   12,000
  Customers' deposits                               207                      248
  Municipal and state taxes accrued              11,833                   16,789
  Federal income taxes accrued                      621
  Interest accrued                                5,978                    3,675
  Preferred stock dividends accrued                  59                       59
--------------------------------------------------------------------------------
        Total current liabilities               140,353                   96,292
--------------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction           40,017                   41,102
  Federal income taxes                           68,891                   66,487
  State income taxes                                207                      207
  Unamortized investment tax credits              7,715                    7,839
  Accumulated postretirement benefits             3,944                    4,090
--------------------------------------------------------------------------------
        Total deferred credits                  120,774                  119,725
--------------------------------------------------------------------------------


Contributions in Aid of Construction             53,468                   48,118
--------------------------------------------------------------------------------


Commitments and Contingent Liabilities (Note 12)
--------------------------------------------------------------------------------
                Total                         $ 823,358                $ 778,742
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)              September 30,
                                                     1999           December 31,
                                                 (Unaudited)            1998
--------------------------------------------------------------------------------
Common Shareholders' Equity:
  E'town Corporation:
    Common stock without par value, authorized,
     15,000,000 shares, issued 1999, 8,670,142
     shares; 1998, 8,504,344 shares           $ 176,230               $ 169,324
    Paid-in capital                               1,315                   1,315
    Capital stock expense                        (5,160)                 (5,160)
    Retained earnings                            57,884                  50,961
    Less cost of treasury stock; 1999 and
     1998, 32,554 shares                           (968)                   (968)
--------------------------------------------------------------------------------
        Total common shareholders' equity       229,301                  215,472
--------------------------------------------------------------------------------
Preferred Shareholders' Equity
  Elizabethtown Water Company:
    Mandatory Redeemable Cumulative
     Preferred Stock:
      $100 par value, authorized, 200,000
      shares; $5.90 series,
      issued and outstanding, 120,000 shares     12,000                  12,000
   Cumulative Preferred Stock:
       $25 par value, authorized, 500,000
       shares; none issued
   Applied Wastewater Management, Inc.:
       Redeemable Preferred Stock:
       No par value, noncumulative, issued
        and outstanding, 227 shares                 227                     227
--------------------------------------------------------------------------------
        Total preferred shareholders' equity     12,227                  12,227
--------------------------------------------------------------------------------
Long-term Debt (Note 4):
  E'town Corporation:
    6 3/4% Convertible Subordinated
     Debentures, due 2012                         9,361                  10,499
    6.79% Senior Notes, due 2007                 12,000                  12,000
  Liberty Water Company:
    Contract Obligations Payable                                         19,000
  Applied Wastewater/Applied Water Management:
    Notes Payable                                   553                     261
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                   10,000                  10,000
    7 1/2% Debentures, due 2020                  15,000                  15,000
    6.60% Debentures, due 2021                   10,500                  10,500
    6.70% Debentures, due 2021                   15,000                  15,000
    8 3/4% Debentures, due 2021                  27,500                  27,500
    8% Debentures, due 2022                      15,000                  15,000
    5.60% Debentures, due 2025                   40,000                  40,000
    7 1/4% Debentures, due 2028                  50,000                  50,000
    Variable Rate Debentures, due 2027           50,000                  50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure
     Trust Notes                                  7,295                   7,295
    New Jersey Department of Environmental
     Protection Notes                             5,895                   5,895
    Other Notes Payable                             173                      30
--------------------------------------------------------------------------------
        Total long-term debt                    268,277                 287,980
    Unamortized (discount) premium-net           (1,042)                 (1,072)
--------------------------------------------------------------------------------
        Total long-term debt-net                267,235                 286,908
--------------------------------------------------------------------------------
           Total Capitalization               $ 508,763               $ 514,607
================================================================================

See Notes to Consolidated Financial Statements.
                                         -4-

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                            Nine Months Ended
                                               September 30,        Year Ended
                                                 1999               December 31,
                                              (Unaudited)               1998
--------------------------------------------------------------------------------

Common Stock:
  Balance at Beginning of Period              $ 169,324               $ 153,162
  Common stock issued under Dividend
   Reinvestment and Stock Purchase Plan
   (1999, 155,873 shares; 1998, 213,568 shares)   6,462                   7,861
  Redemption of Convertible Debentures
   (1999, 27,825 shares; 1998, 18,100 shares)     1,113                     724
  Issuance of restricted stock under
   compensation programs(1999, 2,856 shares;
    1998, 9,590 shares)                             120                     332
  Restricted stock issued/(redeemed) in
   connection with acquisitions 1999, 25,756
   shares; 1998, 186,310 shares) Note 7            (920)                  6,653
  Exercise of stock options (1999, 5,000
   shares; 1998, 22,315 shares)                     131                     592
--------------------------------------------------------------------------------
  Balance at End of Period                      176,230                 169,324
--------------------------------------------------------------------------------

Paid-in Capital:                                  1,315                   1,315
--------------------------------------------------------------------------------

Capital Stock Expense:                           (5,160)                 (5,160)
--------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                 50,961                  45,560
  Net Income                                     20,010                  22,330
  Dividends on common stock (1999, $1.53;
   1998, $2.04)                                 (13,087)                (16,929)
--------------------------------------------------------------------------------
  Balance at End of Period                       57,884                  50,961
--------------------------------------------------------------------------------

Treasury Stock:
  Balance at Beginning of Period                  (968)                    (954)
   Cost of shares redeemed to exercise stock
    options (1998, 346 shares)                                              (14)
--------------------------------------------------------------------------------
  Balance at End of Period                        (968)                    (968)
--------------------------------------------------------------------------------

     Total Common Shareholders' Equity        $ 229,301               $ 215,472
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
               (In Thousands)                              Nine Months Ended
                  (Unaudited)                                 September 30,
                                                           1999           1998
--------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
 Net Income                                             $ 20,010       $ 17,880
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          11,233          9,537
   Gain on the sale of land                               (3,197)
   Increase in deferred charges                           (2,094)        (2,486)
   Deferred income taxes and investment tax
     credits-net                                           2,280          2,148
   Capitalized interest and AFUDC                           (535)          (915)
   Other operating activities-net                          3,142          1,665
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt and net of the effects of
  the purchase of companies:
     Customer and other accounts receivable               (9,236)        (7,309)
     Unbilled revenues                                    (1,885)          (349)
     Accounts payable and other liabilities                1,917          8,343
     Accrued/prepaid interest and taxes                   (1,483)            85
     Other                                                   555           (742)
--------------------------------------------------------------------------------
     Net cash provided by operating activities            20,707         27,857
--------------------------------------------------------------------------------
Cash Flows Used by Financing Activities:
 Proceeds from issuance of common stock                    7,706          6,464
 Funds held in Trust by others                                42
 Debt and preferred stock issuance and
   amortization costs                                        318            373
 Issuance of other long-term debt                                         8,000
 Repayment of long-term debt                             (13,156)          (708)
 Contributions and advances for construction-net           1,432            343
 Net increases in notes payable - banks                   37,057         17,584
 Dividends paid on common stock                          (13,087)       (12,621)
--------------------------------------------------------------------------------
    Net cash flows provided by financing activities       20,312         19,435
--------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures (excluding
  allowance for funds used during construction)          (35,181)       (29,643)
Purchase of companies (Note 7)                            (1,800)
Capital expenditures on privatization contracts           (1,787)       (19,865)
 Proceeds from sale of land                                2,069          1,700
--------------------------------------------------------------------------------
    Net cash flows used for investing activities         (36,699)       (47,808)
--------------------------------------------------------------------------------
Net Decrease in Cash
  and Cash Equivalents                                     4,320           (516)
Cash and Cash Equivalents at
  Beginning of Period                                      5,909          6,233
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $ 10,229       $  5,717
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)              $ 12,859       $ 10,505
      Income taxes                                      $  7,100        $ 5,250
      Preferred stock dividends                         $    531        $   531
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
               (In Thousands)
                  (Unaudited)
                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                             1999      1998     1999      1998
--------------------------------------------------------------------------------
Operating Revenues                         $39,204  $ 38,821 $105,779  $102,067
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 12,932    12,161   37,064    33,690
  Maintenance                                1,536     1,446    4,439     4,305
  Depreciation                               3,197     3,158    9,591     9,474
  Revenue taxes                              4,944     4,872   13,209    12,800
  Real estate, payroll and other taxes         755       465    2,384     2,038
  Federal income taxes                       4,068     4,493    9,336     9,798
--------------------------------------------------------------------------------
        Total operating expenses            27,432    26,595   76,023    72,105
--------------------------------------------------------------------------------
Operating Income                            11,772    12,226   29,756    29,962
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                61       239      277       518
  Federal income taxes                        (133)     (140)    (495)     (308)
  Other - net                                  201       161      850       360
--------------------------------------------------------------------------------
        Total other income                     129       260      632       570
--------------------------------------------------------------------------------
Total Operating and Other Income            11,901    12,486   30,388    30,532
--------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                 3,507     3,651   10,959    10,988
  Other interest expense - net                 490       229      868       627
  Allowance for funds used during construction (75)     (181)    (240)     (397)
  Amortization of debt discount and expense-net 99        98      295       293
--------------------------------------------------------------------------------
        Total interest charges               4,021     3,797   11,882    11,511
-------------------------------------------------------------------------------
Net Income                                   7,880     8,689   18,506    19,021
Preferred Stock Dividends                      203       203      609       609
--------------------------------------------------------------------------------
Earnings Applicable To Common Stock        $ 7,677   $ 8,486 $ 17,897  $ 18,412
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                September 30,
                                                 1999               December 31,
Assets                                        (Unaudited)               1998
--------------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                    $ 723,050                $ 714,301
  Construction work in progress                  42,239                   15,694
--------------------------------------------------------------------------------
        Total utility plant                     765,289                  729,995
  Less accumulated depreciation and amortizatio 134,410                  125,096
--------------------------------------------------------------------------------
        Utility plant-net                       630,879                  604,899
--------------------------------------------------------------------------------


Non-utility Property (Note 7)                     7,275                    7,315
--------------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                       5,300                    3,598
  Customer and other accounts receivable
   (less reserve: 1999, $777, 1998, $670)        22,156                   16,952
  Unbilled revenues                              11,759                   10,091
  Infrastructure loan funds receivable (Note 4)   5,657                    5,895
  Materials and supplies-at average cost          2,497                    2,538
  Prepaid insurance, taxes, other                 2,922                    2,433
--------------------------------------------------------------------------------
        Total current assets                     50,291                   41,507
--------------------------------------------------------------------------------

Deferred Charges:
   Waste residual management                      1,633                    1,371
  Unamortized debt and preferred stock expenses   9,029                    9,368
  Taxes recoverable through future rates         14,226                   14,226
  Postretirement benefit expense                  3,295                    3,490
  Other unamortized expenses                      3,547                    1,152
--------------------------------------------------------------------------------
        Total deferred charges                   31,730                   29,607
--------------------------------------------------------------------------------
            Total                             $ 720,175                $ 683,328
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                               September 30,
                                                1999                December 31,
Capitalization and Liabilities               (Unaudited)                1998
--------------------------------------------------------------------------------


Capitalization (Note 3):
  Common shareholder's equity                 $ 219,839                $ 208,573
  Mandatory redeemable cumulative
   preferred stock                               12,000                   12,000
  Long-term debt - net                          245,321                  245,148
--------------------------------------------------------------------------------
        Total capitalization                    477,160                  465,721
--------------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                          46,000                   22,000
  Long-term debt - current portion                   30                       30
  Accounts payable and other liabilities         11,837                   12,457
  Customers' deposits                               207                      248
  Municipal and state taxes accrued              12,077                   16,776
  Interest accrued                                5,285                    3,228
  Preferred stock dividends accrued                  59                       59
--------------------------------------------------------------------------------
        Total current liabilities                75,495                   54,798
--------------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction           39,971                   40,874
  Federal income taxes                           67,008                   64,696
  Unamortized investment tax credits              7,705                    7,839
  Accumulated postretirement benefits             3,787                    3,947
--------------------------------------------------------------------------------
        Total deferred credits                  118,471                  117,356
--------------------------------------------------------------------------------


Contributions in Aid of Construction             49,049                   45,453
--------------------------------------------------------------------------------


Commitments and Contingent Liabilities
--------------------------------------------------------------------------------
                Total                         $ 720,175                $ 683,328
================================================================================
See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)                                September 30,
                                                 1999               December 31,
                                              (Unaudited)               1998
--------------------------------------------------------------------------------

Common Shareholder's Equity (Note 3):
  Common stock without par value, authorized,
   15,000,000 shares, issued 1999 and 1998,
   1,974,902 shares                           $  15,741               $  15,741
  Paid-in capital                               139,209                 132,753
  Capital stock expense                            (485)                   (485)
  Retained earnings                              65,374                  60,564
--------------------------------------------------------------------------------
      Total common shareholder's equity         219,839                 208,573
--------------------------------------------------------------------------------

Preferred Shareholders' Equity:
 Mandatory Redeemable Cumulative Preferred
  Stock $100 par value, authorized, 200,000
  shares; $5.90 series, issued and outstanding,
  120,000 shares                                 12,000                  12,000

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
    none issued
--------------------------------------------------------------------------------

 Long-term Debt:
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                   10,000                  10,000
    7 1/2% Debentures, due 2020                  15,000                  15,000
    6.60% Debentures, due 2021                   10,500                  10,500
    6.70% Debentures, due 2021                   15,000                  15,000
    8 3/4% Debentures, due 2021                  27,500                  27,500
    8% Debentures, due 2022                      15,000                  15,000
    5.60% Debentures, due 2025                   40,000                  40,000
    7 1/4% Debentures, due 2028                  50,000                  50,000
    Variable Rate Debentures, due 2027           50,000                  50,000

  The Mount Holly Water Company:
    New Jersey Department of Environmental
     Protection Notes                             5,895                   5,895
    New Jersey Environmental Infrastructure
     Trust Notes                                  7,295                   7,295
    Notes Payable (due serially through 2000)       173                      30
--------------------------------------------------------------------------------
        Total long-term debt                    246,363                 246,220
    Unamortized discount-net                     (1,042)                 (1,072)
--------------------------------------------------------------------------------
        Total long-term debt-net                245,321                 245,148
--------------------------------------------------------------------------------
           Total Capitalization               $ 477,160                $465,721
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                            Nine Months Ended
                                               September 30,        Year Ended
                                                1999                December 31,
                                              (Unaudited)               1998
--------------------------------------------------------------------------------


Common Stock:                                 $  15,741                $ 15,741
--------------------------------------------------------------------------------

Paid-in Capital:
  Balance at Beginning of Period                132,753                 124,560
  Capital contributed by parent company           6,456                   8,193
--------------------------------------------------------------------------------
  Balance at End of Period                      139,209                 132,753
--------------------------------------------------------------------------------

Capital Stock Expense                              (485                    (485)
--------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                 60,564                  53,538
  Net income                                     18,506                  24,768
  Dividends on common stock                     (13,087)                (16,929)
  Dividends on preferred stock                     (609)                   (813)
--------------------------------------------------------------------------------
  Balance at End of Period                       65,374                  60,564
--------------------------------------------------------------------------------

     Total Common Shareholder's Equity        $ 219,839               $ 208,573
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
               (In Thousands)
                  (Unaudited)                              Nine Months Ended
                                                              September 30,
                                                          1999            1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                             $ 18,506       $ 19,021
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          9,591          9,474
    Increase in deferred charges                          (2,657)        (2,214)
    Deferred income taxes and investment tax
      credits-net                                          2,178          2,109
    Allowance for funds used during construction            (517)          (915)
    Other operating activities-net                            64            688
 Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt and net of the effects from
   the purchase of companies:
      Customer and other accounts receivable              (4,901)          (690)
      Unbilled revenues                                   (1,668)        (2,650)
      Accounts payable and other liabilities                (683)         5,762
      Accrued/prepaid interest and taxes                  (3,148)           730
      Other                                                  106           (742)
--------------------------------------------------------------------------------
      Net cash provided by operating activities           16,871         30,573
--------------------------------------------------------------------------------

Cash Flows Used by Financing Activities:
 Capital contributed by parent company                     6,456          5,884
 Funds held in Trust by others                                42
 Debt and preferred stock issuance and
   amortization costs                                        345            339
 Repayment of long-term debt                                 (23)           (19)
 Contributions and advances for construction-net           1,614            333
 Net increase in notes payable - banks                    24,000          3,000
 Dividends paid on common stock and preferred stock      (13,618)       (13,151)
--------------------------------------------------------------------------------
     Net cash provided (used) by financing activities     18,816         (3,614)
--------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                    (33,125)       (27,625)
 Purchase of company                                        (860)
--------------------------------------------------------------------------------
    Cash used for investing activities                   (33,985)       (27,625)
--------------------------------------------------------------------------------
Net Decrease in Cash and
  Cash Equivalents                                         1,702           (666)
Cash and Cash Equivalents at
  Beginning of Period                                      3,598          4,226
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $  5,300       $  3,560
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)               $ 10,453       $  9,177
     Income taxes                                       $  7,100       $  5,250
     Preferred stock dividends                          $    531       $    531
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

3.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown which represent a portion of the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $6.46 million from the DRP proceeds to Elizabethtown for the nine months ended September 30, 1999.

4.  LONG-TERM DEBT
    In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. E'town plans to file an amended registration statement with the SEC and issue approximately $30 million of these notes in the first quarter of 2000 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

    In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The state is participating in the Safe Drinking Water State Revolving Fund, authorized by the Safe Drinking Water Act amendments of 1996, whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans are financing a portion of the construction of the Mansfield Project (see
    Note 8).

    E'town has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreement requires the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of September 30, 1999, the fixed charges coverage ratio was 2.74 to 1 and the debt to total capitalization ratio was .62 to 1, calculated in accordance with the Note Agreement.

5.  LINES OF CREDIT
    E'town has $115 million of uncommitted lines of credit with several banks, of which up to $55 million is available to E'town for use by the Corporation or its unregulated subsidiaries and $90 million is available to Elizabethtown as of September 30, 1999. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock by Elizabethtown, and sales of common stock and issuances of short- and long-term debt of E'town, are expected to be sufficient to finance the Corporation's capital needs.

 6. EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 follow:

                                   Three Months     Nine Months
                                      Ended           Ended
                                   September 30,   September 30,
                                   1999    1998    1999     1998
                                  ------  ------  ------   ------
 Thousands of Dollars Except
 Per Share Amounts
    Basic:
    Net Income                    $7,953  $8,555 $20,010  $17,880
    Average common shares
     outstanding                   8,612   8,381   8,562    8,201
                                ----------------------------------
    Basic earnings per share      $ 0.92  $ 1.02 $  2.34  $  2.18
                                ==================================
    Diluted:
    Net income                    $7,953  $8,555 $20,010  $17,880
    After tax interest expense
     applicable to 6 3/4%
     Convertible Subordinated
     Debentures                      106     124     328       70
                                ----------------------------------
    Adjusted net income           $8,059  $8,679 $20,338  $18,250
                                ==================================
    Average common shares
     outstanding                   8,612   8,381   8,562    8,201
    Additional shares from
     assumed exercise of
     stock options                    41      29      31       25
    Additional shares from
     assumed conversion of
     6 3/4% Convertible              234     280     250      282
    Subordinated Debentures
    Average common shares
     outstanding as adjusted       8,887   8,690   8,843    8,508
                                ==================================
    Diluted earnings per share    $ 0.91  $ 1.00  $ 2.30  $  2.15
                                ==================================

7.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The  detail  of  amounts   included  in  Non-Utility   Property  and  Other
    Investments at September 30, 1999 and December 31, 1998 is as follows:

                                      1999       1998
                                     ------     ------
    In Thousands of Dollars Except
    Per Share Amounts
    -----------------

    Funds held in trust by others  $  7,192   $  7,234
    Other capital assets                 83         81
    --------------------------------------------------
    Elizabethtown Water
     Company & Subsidiary             7,275      7,315
    --------------------------------------------------
    Concession fees on privatization
     contracts - net of amortization 54,335     55,505
    Capital assets from
     privatization contracts - net
     of amortization                  4,946      3,341
    Investments in real estate        9,296     11,341

    Goodwill on AWM and AWWM
    acquisitions - net
     of amortization                  4,593      5,401
    Investment in SEGS                1,214      1,214
    Other capital assets              2,171        556
    Other                               187        272
    --------------------------------------------------
       Total                       $ 84,017   $ 84,945
    ==================================================

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

    E'town also performs the commercial billing operations for the wastewater system of Elizabeth. E'town does not operate the wastewater system. E'town does the wastewater billing for Elizabeth and remits all cash collected to Elizabeth. Included in the Consolidated Balance Sheets of E'town as Customer and Other Accounts Receivable at September 30, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $3.9 million. An offsetting liability to Elizabeth is included in Accounts Payable and Other Liabilities which has been established to reflect E'town's obligation to remit these funds to Elizabeth as collected.

    In 1997 E'town formed a wholly-owned subsidiary, Edison Water Company (Edison), for the purpose of managing the assets and operations of the Edison Township water system under a 20-year contract. Edison serves approximately 11,600 residential, commercial and industrial customers. Edison bills and receives all water revenues generated as a result of operating the water system of the township of Edison, New Jersey and pays all the expenses under the contract. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $12.29 million has been spent to date. Construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Performance by Edison of the contract provisions is guaranteed by E'town.

    Also included in Non-Utility Property and Other Investments at September 30, 1999 is $9.3 million of investments in several parcels of undeveloped land in New Jersey. A parcel was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. Cash proceeds of $1.2 million were received in 1998 for these two parcels and the balance was financed with a one-year mortgage at an interest rate of 8%, with full payment due by year-end 1999. In the first quarter of 1999, Properties sold a parcel of land in Green Brook, New Jersey, which has been under contract since 1995, for $5.83 million, at a gain of $3.2 million ($2.08 million net of taxes). Cash proceeds of $1.50 million and $.54 million were received in February 1999 and April 1999, respectively. The remaining $3.79 million has been financed with a 7.75% mortgage, to be paid over two years. The mortgage balance, including accrued interest, of $3.84 million is included in Customer and Other Accounts Receivable in E'town's Consolidated Balance Sheets. The gain was recognized in the first quarter of 1999 and is reflected in the accompanying 1999 financial statements. The sale proceeds will be invested into water and wastewater investments that produce a current return. Properties has entered into contracts to sell all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take several years. Based upon independent appraisals received at various times prior to 1997 and the expected sales prices for properties under contract to be sold, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1999.

    In 1998 E'town exercised an option to purchase the operations of Applied Wastewater General Partnership (AWG) to provide a full complement of water and wastewater services and closed on the transaction in June 1998. The purchase price, in a non-cash transaction, was $6.6 million (185,005 restricted common shares) for the three companies that now comprise AWM and $.04 million (1,305 restricted common shares) for AWWM, a regulated wastewater utility, in a stock-for-stock transaction accounted for as a purchase. The purchase price was subject to a potential downward post-closing adjustment based upon a multiple of earnings for the twelve months ended March 31, 1998. As required by the purchase contract, E'town had undertaken an audit of AWG for such period. This process resulted in a downward post-closing adjustment of $.9 million (25,756 shares) which has been reflected in E'town's Consolidated Balance Sheets as of September 30, 1999. The adjusted goodwill amounts to $4.6 million as of September 30, 1999 and is being amortized over a 40-year period.

    In June 1999, Mount Holly purchased Homestead Water Utility, Inc. and AWWM purchased Homestead Treatment Utility, Inc. for a combined purchase price of $1.8 million. The entities provide water and wastewater services to approximately 800 customers of the Homestead community in southern New Jersey.

    Included in Non-Utility Property and Other Investments at September 30, 1999 is an investment of $1.21 million ($.43 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. The Corporation owns a 3.19% interest in SEGS. The transaction is being accounted for on the equity method. The Corporation will continue to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

8.  REGULATORY MATTERS
    Rates
    ELIZABETHTOWN
    Elizabethtown is evaluating a potential need to file for rate relief early in 2000 to recover additional construction and financing costs incurred since base rates were last established in October 1996.

    MOUNT HOLLY
    In January 1999, Mount Holly filed a petition with the New Jersey Board of Public Utilities (BPU) for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This filing also included $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that was placed in service in the third quarter of 1998. On August 9, 1999, Mount Holly filed a supplemental petition to this case for a rate increase to include the cost of the remaining portion of the Mansfield Project that will be placed into service by January 2000. This increase would also replace the Purchased Water Adjustment Clause (PWAC), now in effect, as Mount Holly will no longer be purchasing water from another purveyor as of the date the remaining portion of the Mansfield Project goes into service. The parties to the case signed a stipulation agreement in October 1999 whereby a rate increase of $1.88 million, or a net increase of $.51 million after elimination of the PWAC, will go into effect on January 1, 2000.

9.  SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. Segment data for the three and nine month periods ended September 30, 1999 and 1998 is presented as follows:

                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                  1999      1998     1999      1998
                                 ------    ------   ------    ------
    In Thousands of Dollars
    -----------------------
    Operating Revenues:
    Regulated Utilities         $ 39,290  $ 38,852  $105,987  $102,098
    Contract Operations            5,642     5,097    14,727     8,296
    Engineering/Operations/
     Construction                  2,757     2,280     8,004     2,530
    Intersegment Elimination      (2,096)   (2,322)   (6,038)   (4,141)
                                --------------------------------------
    Consolidated Operating
      Revenues                  $ 45,593  $ 43,907  $122,680  $108,783
                                ======================================

    Operating Expenses:
    Regulated Utilities         $ 27,560  $ 26,666  $ 76,318  $ 72,176
    Contract Operations            4,566     4,416    12,603     7,313
    Engineering/Operations/
     Construction                  2,618     2,072     7,690     2,407
    Financing & Investment           136       158       444       280
    Intersegment Elimination      (2,096)   (2,322)   (6,038)   (4,141)
                                --------------------------------------
    Consolidated Operating
     Expenses                   $ 32,784  $ 30,990  $ 91,017  $ 78,035
                                ======================================

    Interest Expense:
    Regulated Utilities         $  4,034  $  3,797  $ 11,900  $ 11,511
    Contract Operations              396       351       995       546
    Engineering/Operations/
     Construction                      1        12         6        12
    Financing & Investment           372       353     1,019       978
                                --------------------------------------
    Consolidated Interest
     Expense                    $  4,803  $  4,513  $ 13,920  $ 13,047
                                ======================================

    Net Income
    Regulated Utilities         $  7,612  $  8,446  $ 17,799  $ 18,372
    Contract Operations              680       359     1,183       523
    Engineering/Operations/
     Construction                    138       167       308       112
    Financing & Investment          (477)     (417)      720    (1,127)
                                --------------------------------------
    Consolidated Net Income     $  7,953  $ 8,555   $ 20,010  $ 17,880
                                ======================================

                                  As of              As of
                               September 30,      December 31,
                                  1999                1998
                                 ------              ------
    Total Assets:
    Regulated Utilities         $728,459            $688,046
    Contract Operations           73,431              68,539
    Engineering/Operations/
     Construction                  5,189               3,744
    Financing & Investment        53,690              44,964
    Intersegment Elimination     (37,411)            (26,551)
                                --------            --------
    Consolidated Total Assets   $823,358            $778,742
                                ========            ========

10. STOCK OPTIONS
    In connection with the adoption of SFAS 123 "Accounting for Stock-Based Compensation," which was effective in 1996, the Corporation elected to continue to account for its Stock Option Plan (Plan) using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide proforma disclosure of the effect of adopting SFAS 123. The Corporation issued 50,000 stock options under the Plan in the second quarter of 1999. The effect of accounting for these options under SFAS 123 would be to reduce earnings by $.06 million or $.01 per basic share for the nine month period ended September 30, 1999.

11. OTHER EVENTS
    In August 1999, the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the states reservoir and well supplies. Customers of Elizabethtown, Mount Holly, Edison and Liberty were subject to these restrictions. The water systems operated by E'town's subsidiaries have adequate supplies of water to meet the needs of their customers. These restrictions affected the amount of water consumed by a substantial number of the Corporation's customers. The restrictions were lifted in October 1999.

    In September 1999, Elizabethtown took its primary water treatment plant, the Raritan-Millstone Water Treatment Plant, out of service as a result of flooding from Tropical Storm Floyd. For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system as its secondary water treatment plant was supplying the predominant portion of the water needs of Elizabethtown's customers. Overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for a period of up to three days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media are being either capitalized or deferred and are expected to be largely recoverable through insurance. The Company will request the BPU to allow noninsurable costs to be recovered in rates. The loss of revenues due to below normal water consumption for the 10-day period are not recoverable through insurance and adversely effected basic earnings per share by approximately $.03 for the third quarter and nine months ended September 30,1999. (See Note 12 for legal matters related to Tropical Storm Floyd.)

12. LEGAL MATTERS
    On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The lawsuit alleges negligence regarding the quantity and quality of water services during the period in September 1999 when Elizabethtown's main water treatment plant was flooded from Tropical Storm Floyd and was taken out of service. Elizabethtown has notified its insurance carrier of the lawsuit and plans to file a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. E'town Corporation maintains that such allegations are without merit and believes that the plaintiffs' chances of prevailing are not significant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc.
      (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed about 3% and Liberty, AWM and Edison each contributed 4% of the Corporation's consolidated operating revenues for 1998. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations/Construction segment and E'town and
      Properties comprise the Financing and Investment segment (See Note 9 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999 and 1998.

      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      For the nine months ended September 30, 1999 capital expenditures were $38.8 million. Included in this total is $1.8 million for the purchase of a regulated water and wastewater operation by Mount Holly and AWWM in June, $1.8 million was for capital additions under the privatization contracts and $35.2 million was for other additions and improvements to water utility plant and wastewater facilities. For the three years ending December 31, 2001, capital and investment requirements for E'town are estimated to be $181.4 million, consisting of (i) expenditures for the Regulated Utilities Segment ($107.5 million for Elizabethtown, $17.0 million for Mount Holly and $16.4 million for AWWM), (ii) investments in the Contract Operations segment for concession payments by Liberty and capital improvements for Liberty and Edison of $39.0 million, and (iii) investments in the Engineering/Operations/Construction segment of $1.5 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

      REGULATED UTILITIES SEGMENT
      Elizabethtown
      Elizabethtown's three-year capital program includes $50.6 million for routine projects (services, hydrants and main extensions not funded by developers) and $56.9 million for transmission system upgrades, a new operations center and other projects. Elizabethtown is evaluating the need to expand its Canal Road Water Treatment Plant to provide for customer growth and further enhance system reliability. Elizabethtown is evaluating a potential need to file for rate relief early in 2000 to ensure that such costs are adequately reflected in rates (see Economic Outlook).

      Mount Holly
      During the next three years, Mount Holly expects to spend $17.0 million, of which $12.7 million is expected to be spent in 1999 for the construction of the Mansfield Project as described below.

      Mount Holly currently obtains all of its water from wells drilled into an aquifer, which has been subject to over- pumping by various users in a portion of southern New Jersey. The state adopted legislation requiring all local purveyors, including Mount Holly, to obtain alternate supplies and reduce their withdrawals from the affected parts of the aquifer. Mount Holly is constructing a Project, called the Mansfield Project, to obtain water from outside the affected part of the aquifer for delivery into the Mount Holly system. A portion of this project was placed into service in the third quarter of 1998 and the remaining portion of the project is expected to be in service by January 1, 2000.

      In January 1999, Mount Holly filed a petition with the BPU for a $2.09 million or 40.55% rate increase, which reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996. This filing also included $8.96 million in costs with a corresponding rate increase of $1.30 million, for the portion of Mount Holly's Mansfield Project that was placed in service in the third quarter of 1998. On August 9, 1999, Mount Holly filed a supplemental petition to this case for a rate increase to include the cost of the remaining portion of the Mansfield Project that will be placed into service by January 1, 2000. This increase would also replace the Purchased Water Adjustment Clause (PWAC), now in effect, as Mount Holly will no longer be purchasing water from another purveyor as of the date the remaining portion of the Mansfield Project goes into service. The parties to the case signed a stipulation agreement in October 1999, whereby a rate increase of $1.9 million, or a net increase of $.5 million after elimination of the PWAC, is expected to go into effect on January 1, 2000, subject to approval by the BPU.

      AWWM
      AWWM expects to incur capital expenditures of $16.4 million in the next three years, the predominant portion of which is expected to be spent in 2000. These expenditures are primarily for the purchase of wastewater plants from developers upon completion of their construction by AWM.

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

      EDISION
      Under the contract to operate the water system of the Township of Edison, New Jersey, Edison Water Company expects to spend $3.6 million during the next three years to upgrade the system.

      ENGINEERING/OPERATIONS/CONSTRUCTION SEGMENT
      AWM
      AWM expects to incur capital expenditures of $1.5 million during the next three years. These expenditures consist primarily of vehicles and equipment used in the construction and waste hauling operations. On November 5, 1999, AWM acquired a septic services business for $.7 million.

      Capital Resources
      During 1998 E'town financed 35.5% of its capital expenditures, including concession fees for the Regulated Utilities segment and investments in the Contract Operations and Engineering/Operations and Construction segments, from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit, proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase Plan) and long-term debt.

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

      In October 1998, E'town filed a registration statement with the Securities and Exchange Commission (SEC) to issue up to $75 million of unsecured medium-term notes. E'town plans to file an amended registration statement and issue approximately $30 million of these notes in the first quarter of 2000 to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the City of Elizabeth and capital costs for the non-regulated subsidiaries.

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

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the three months ended September 30, 1999 would result in a $.3 million change in interest costs related to short-term and variable rate debt and to earnings before tax.

      RESULTS OF OPERATIONS
      Net Income for the three months ended September 30, 1999 was $8.0 million or $.92 per basic share on a basic basis as compared to $8.6 million or $1.02 per basic share for the same period in 1998.

      The third quarter decrease of $.10 per basic share is comprised of an increase of $.14 related to higher water consumption in July due to hot, dry weather, a decrease of approximately $.09 from mandatory restrictions on outdoor water usage imposed by the State of New Jersey in August due to drought conditions and a decrease of approximately $.02 from reduced water consumption in September as a result of flooding of Elizabethtown's Raritan-Millstone Plant caused by Tropical Storm Floyd (Floyd). As a result of Floyd, Elizabethtown produced water substantially below its normal capacity for approximately a ten-day period. The quarter's basic earnings per share further decreased $.05 as a result of a net increase in operation and maintenance expenses, $.05 due to higher interest expense and $.03 as a result of an increase in average shares outstanding.

      The third quarter decrease in net income of $.6 million is comprised of an increase of $1.2 million due to July's hot weather offset by decreases of $.8 million due to August's drought, $.2 million from reduced water consumption in September resulting from Tropical Storm Floyd, $.4 million due to increased operation and maintenance expenses and $.4 million due to higher interest expense.

      Net income for the nine months ended September 30, 1999 was $20.0 million or $2.34 per basic share as compared to $17.9 million or $2.18 per basic share for the same period in 1998.

      Net income increased by $2.1 million or $.16 per basic share for the nine month period due principally to an after-tax gain on the sale of a real estate parcel and inclusion of the nine-month 1999 earnings of Liberty which began operation in the second quarter of 1998.

      Operating Revenues increased $1.7 million or 3.8% for the three months ended September 30, 1999 compared to the same period in 1998. The Regulated Utilities segment accounted for $.7 million of the increase reflecting higher water consumption among residential customers due to the aforementioned dry, hot weather in July. The Contract Operations segment contributed $.5 million to the increase and the Engineering/Operations segment contributed $.5 million to the increase. Based upon historical revenue patterns, the impact of the aforementioned water restrictions and flooding resulted in an estimated loss of $.3 million in revenues during the third quarter.

      Operating revenues increased $13.9 million or 12.8% for the nine months ended September 30, 1999 as compared to the comparable period in the prior year. Revenues increased for the nine months by $2.0 million for the Regulated Utilities segment, $6.4 million for the Contract/Operations segment, reflecting the inclusion of Liberty beginning in July 1998 and $5.5 million reflecting the inclusion of the Engineering/Operations and Construction segment, also beginning in July 1998.

      Operation Expenses increased $1.1 million or 6.6% for the three months ended September 30, 1999 compared to the same period in 1998. Operation Expenses of the Regulated Utilities segment increased $.8 million or 6.9% primarily due to labor costs for additional employees as well as Mount Holly's cost, which is reflected in utility rates under the PWAC, of purchasing water from another purveyor, as discussed above. Operation Expense for the Engineering/Operations/Construction segment increased $.7 million, primarily due to increased construction activity, while the Contract Operations segment experienced a decrease of $.4 million in operating costs.

      Operation Expenses increased $9.8 million or 24.9% for the nine months ended September 30, 1999 as compared with the same period in the prior year. Operations Expenses increased $3.6 million for the Regulated Utilities segment for aforementioned reasons. The Engineering/ Operations segment showed an increase of $4.6 million and Contract Operations showed an increase of $1.4 million, largely reflecting the acquisition of AWM and Liberty, respectively in 1998. The Financing and Investment segment remained relatively constant, reflecting an increase of $.2 million.

      Maintenance Expenses remained flat for the three month period and increased $.7 million or 14.0% for the nine month period ended September 30, 1999 as compared to the comparable periods in the prior year. The year-to-date increase occurred primarily due to inclusion of the operations of AWM and Liberty. Maintenance costs remained relatively constant for the Regulated Utilities segment primarily due to favorable weather conditions in the winter of 1999 as well as ongoing preventive maintenance programs and cost control efforts.

      Depreciation and Amortization Expense increased $.6 million or 20.1% for the three month period primarily due to commencement of the amortization of concession fees associated with the contract to operate the water system of the city of Elizabeth, New Jersey.

      Depreciation and Amortization expense increased $1.7 million or 17.8% for the nine month period due to amortization of the concession fees discussed above and a higher level of depreciable plant in service.

      Revenue Taxes increased $.1 million or 1.4% for the three month period and $.4 million or 3.3% for the nine month period primarily due to water sales by Elizabethtown as discussed above.

      Real Estate, Payroll and Other Taxes Expenses increased $.3 million or 48.7% for the three month period and $.5 million or 24.3% for the nine month period primarily due to increased payroll taxes as a result of higher wage levels and additional employees in the Regulated Utilities segment.

      Federal Income Taxes as a component of operating expenses decreased $.3 million or 6.1% for the three month period and decreased $.1 million or 1.3% for the nine month period due to changes in taxable operating income for each segment.

      Other Income (Expense) decreased $.2 million or 57.7% for the three month period due primarily to a decrease in the equity component of the allowance for funds used during the construction of major projects.

      Other Income (Expense) increased $2.1 million or 264.9% for the nine month period due to a gain on the sale of real estate in the first quarter of 1999 of $3.2 million ($2.1 million net of taxes).

      Total Interest Charges increased $.3 million or 6.4% for the three month period and increased $1.1 million or 8.6% for the nine month period.
      The increase for both periods is due to the issuance of long-term notes by Mount Holly in November 1998 through the New Jersey Environmental Infrastructure Trust Financing Program to finance a portion of the construction of Mount Holly's Mansfield Project and an increase in short-term interest expense as a result of the issuance of bank notes to finance a scheduled concession payment of $12.0 million in June, 1999 by Liberty to the City of Elizabeth and to fund Elizabethtown and Mount Holly's ongoing capital programs.

      ECONOMIC OUTLOOK
      Forward Looking Information
      Information in this report includes certain forward looking statements within the meaning of the Federal securities laws regarding future earnings, capital expenditures and anticipated actions of regulators, among other things. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, changes in environmental regulation and associated costs of compliance and additional investments or acquisitions which may be made by the Corporation.

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

      Earnings per share will vary going forward due to the effect of weather on costs and pumpage, timing and adequacy of rate relief for the regulated utilities, time elapsed since the last rate increase, the nonrecurring effect of real estate sales and other factors. For 1999 E'town expects consolidated earnings per share to be marginally greater than in 1998 due to an unusually hot, dry summer in 1999 and gains on the sale of real estate. These increases are expected to be offset somewhat by an increase in the number of outstanding shares.

      Other Matters
      In August 1999, the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the states reservoir and well supplies. Customers of Elizabethtown, Mount Holly, Edison and Liberty are subject to these restrictions. The water systems operated by E'town's subsidiaries have adequate supplies of water to meet the needs of their customers. These restrictions affected the amount of water consumed by a substantial number of the Corporation's customers. The restrictions were lifted in October 1999. Management believes these restrictions resulted in approximately a $.09 negative effect on basic earnings per share in the third quarter.

      In September 1999, Elizabethtown took its primary water treatment plant, the Raritan-Millstone Water Treatment Plant, out of service as a result of flooding from Tropical Storm Floyd. For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system as its secondary water treatment plant was supplying the predominant portion of the water needs of Elizabethtown's customers. Overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for a period of up to three days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media are being either capitalized or deferred and are expected to be largely recoverable through insurance. The Company will request the BPU to allow noninsurable costs to be recovered in rates. The loss of revenues due to below normal water consumption for the 10-day period are not recoverable through insurance and adversely effected earnings per basic share by approximately $.03.

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown is evaluating a potential need to file for rate relief early in 2000 to recover additional construction and financing costs incurred since base rates were last established in October 1996.

      Mount Holly earned a rate of return on common equity of 4.7% in 1998, compared to an authorized rate of return of 11.25%, established in its 1996 base rate case. Mount Holly earned significantly below its authorized return in 1998 and 1997 as the Company was precluded from filing for needed rate relief due to recently settled litigation with another purveyor.

      Mount Holly continues to under perform in relation to its authorized rate of return. Management expects Mount Holly to increase its contribution to E'town's earnings per share throughout 2000 as a result of the Stipulation Agreement signed in October 1999 whereby a rate increase of $1.9 million, or a net increase of $.5 million after elimination of the PWAC, is expected to go into effect January 1, 2000, subject to approval by the BPU.

      AWWM expects to realize rates of return comparable to those earned by Elizabethtown on its anticipated investments of $16.4 million in new wastewater facilities after it expands its customer base in the next several years.

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

      Financing and Investment Segment
      E'town and Properties
      E'town is in the process of selling its various parcels of undeveloped land carried as investments of $9.3 million at September 30, 1999. One of the real estate parcels was sold in 1997 for $.4 million, resulting in a gain of less than $.1 million. Two other parcels were sold in 1998 for $1.7 million resulting in a gain of less than $.1 million. In the first quarter of 1999, Properties sold a parcel of land in Green Brook, New Jersey, which has been under contract since 1995, for $5.83 million, at a gain of $3.2 million ($2.08 million net of taxes). Cash proceeds of $1.50 million and $.54 million were received in February 1999 and April 1999, respectively. The remaining $3.79 million has been financed with a 7.75% mortgage, to be paid over two years. The sale proceeds will be invested into water and wastewater investments that produce a current return. Properties has entered into contracts for the sale of all of its remaining parcels at prices that exceed the carrying cost of such properties. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development and could take several years. E'town expects to invest the sale proceeds from the remaining parcels into water and wastewater utility investments that produce a current return. The Corporation has no plans to make additional investments other than in water and wastewater projects.

      New Accounting Pronouncements
      See Note 2 of E'town's Notes to Consolidated Financial Statements for a discussion of new accounting standards.

      Year 2000
      State of Readiness
      The Corporation has assessed its significant business systems, as well as non-critical, peripheral support systems for compliance with the Year 2000 computer challenge. The assessment concluded that all significant business systems (i.e. customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems) are Year 2000 compliant. The assessment also included inquiries as to the state of readiness of significant vendors whose services to the Corporation could have an impact on the Corporation's ability to deliver service to its customers. Management concluded that the delivery of electric power as well as chemicals used in the water treatment process are two areas of significant importance and received documentation from the vendors who provide these services that indicates their ability to provide service. Therefore, the Corporation expects no disruption in the services it provides to its customers and expects to process transactions in its financial, customer billing and customer services systems. See Contingency Plan below for a discussion of alternative sources of power. The assessment had identified certain modifications to peripheral support systems that have since been implemented.

      The Costs To Address The Corporation's Year 2000 Issues
      The significant business systems of the Corporation defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems required the Corporation to incur costs of approximately $.3 million to bring them into compliance.

      Risks Associated With The Corporation's Year 2000 Issues
      Management believes that all identifiable issues with respect to Year 2000 compliance have been addressed, or will be addressed, in sufficient time and in sufficient detail to preclude any disruption in service or adverse effect on the Corporation's financial profile. Management, therefore, believes that risks associated with this issue are minimal with respect to those areas, which are internal to the Corporation and over which management exercises control. Those areas that are external to the Corporation i.e. issues associated with our vendors, have been mitigated to the extent possible through inquiry of our vendors, tests of their claims of Year 2000 compliance and development of contingency plans as considered appropriate.

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

     PART II - OTHER INFORMATION

      Item 1 Legal Proceedings
      On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The lawsuit alleges negligence regarding the quantity and quality of water services during the period in September 1999 when Elizabethtown's main water treatment plant was flooded from Tropical Storm Floyd and was taken out of service. Elizabethtown has notified its insurance carrier of the lawsuit and plans to file a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. E'town Corporation maintains that such allegations are without merit and believes that the plaintiffs' chances of prevailing are not significant.

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
                               Elizabethtown Water Company and Subsidiary -
                               Financial Data Schedules

      Item 6(b)  - Reports on Form 8-K

      The Corporation filed a current Form 8-K on September 24, 1999 to disclose that Elizabethtown Water Company, its principal operating subsidiary, took its primary water treatment plant out of service as a result of flooding from Tropical Storm Floyd.

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


Date: November 12, 1999

                                    E'TOWN CORPORATION
                                    ELIZABETHTOWN WATER COMPANY



                                    /s/ Gail P. Brady
                                    ________________________________
                                    Gail P. Brady
                                    Treasurer


                                    /s/ Dennis W. Doll
                                    ________________________________
                                    Dennis W. Doll
                                    Controller

                                 EXHIBIT INDEX


                12                 E'town Corporation and
                                   Subsidiaries - Computation of
                                   Ratio of Earnings to Fixed
                                   Charges

              12(a)                Elizabethtown Water Company -
                                   Computation of Ratio of
                                   Earnings to Fixed Charges

              12(b)                Elizabethtown Water Company -
                                   Computation of Ratio of
                                   Earnings to Fixed Charges

                27                 E'town Corporation and
                                   Subsidiaries and Elizabethtown
                                   Water Company And Subsidiary - Financial Data Schedules