Form 10-K
period 1999-12-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 2000-03-30
CIK 764403, 32379

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
     (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1999
                                     OR
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

            Registrant's telephone number, including area code: (908)654-1234 Securities registered pursuant to Section 12(b) of the Act:

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

            Registrant's telephone number, including area code:(908)654-1234
             Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
               None                                      None
          Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorp- orated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

On December 31, 1999, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $543,325,968.

On December 31, 1999, there were 8,728,128  shares of Common Stock  outstanding,
exclusive  of  treasury   shares  or  shares  held  by  subsidiaries  of  E'town
Corporation.

Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1999.

                       E'TOWN CORPORATION
                  ELIZABETHTOWN WATER COMPANY
                1999 ANNUAL REPORT ON FORM 10-K

                       TABLE OF CONTENTS
PART I                                                             Page

 Item 1.  Business                                                     1
          Organization                                                 1
          Pending Merger                                               1
          Service Area and Customers                                   2
          Water Supply                                                 2
          Water Treatment Facilities and Water Quality Regulations     3
          Transmission and Distribution                                4
          Energy Supply                                                4
          Environmental Matters                                        4
          Franchises                                                   5
          Employee Relations                                           5
          Rate Matters                                                 5
          Real Estate Matters                                          6
          Other Matters                                                7
 Item 2.  Properties                                                   8
 Item 3.  Legal Proceedings                                            8
 Item 4.  Submission of Matters to a Vote of Security Holders          8

 PART II

 Item 5.  Market for the Corporation's Common Stock and
           Related Stockholder Matters                                 8
 Item 6.  Selected Financial Data                                      9
 Item 7.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations              10
 Item 8.  Financial Statements and Supplementary Data                 14
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        14

PART III

 Item 10. Directors and Executive Officers of the Registrant          15
 Item 11. Executive Compensation                                      17
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                                 22
 Item 13. Certain Relationships and Related Transactions              23

PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                23

SIGNATURES                                                            25

AUDITORS' REPORT & SUPPLEMENTAL SCHEDULE                              27

EXHIBIT INDEX                                                         29

APPENDIX I
      Elizabethtown Water Company and Subsidiary Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997 and Independent Auditors' Report

                          E'TOWN CORPORATION
                      ELIZABETHTOWN WATER COMPANY
                       Annual Report on Form 10-K
                   For the year ended December 31, 1999

                                    PART I
Item 1.   Business

ORGANIZATION
E'town Corporation (E'town or Corporation) was originally incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). Applied Wastewater Management (AWWM) is a regulated wastewater utility acquired in June 1998 and is engaged in the ownership and operation of water and wastewater facilities. Elizabethtown, Mount Holly and AWWM are public utilities and are regulated by the New Jersey Board of Public Utilities (BPU). Elizabethtown, Mount Holly and AWWM comprise the Regulated Utilities segment of the business for financial and management reporting purposes. Liberty Water Company (Liberty) is a wholly owned, non-regulated subsidiary of E'town formed in July 1998 to operate the water system of the City of Elizabeth, New Jersey under a 40-year operating contract. Edison Water Company (Edison) is a wholly owned, non-regulated subsidiary of E'town formed in July 1997 to operate the water system of the Township of Edison, New Jersey under a 20-year operating contract. Edison and Liberty comprise the Contract Operations segment of the business for financial and management reporting purposes. Also acquired in June 1998, Applied Water Management, Inc. (AWM), is engaged in the design and construction of wastewater facilities as well as in the pumping and hauling of wastewater materials. This entity represents the Engineering/Operations and Construction segment of the business for financial and management reporting purposes. E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings. E'town provides the financing for its non-regulated subsidiaries through issuance of short- and long-term debt as well as through public equity offerings for capital contributions to all subsidiaries. E'town and Properties comprise the Financing and Investment segment of the business for financial and management reporting purposes.

PENDING MERGER
On November 21, 1999, E'town entered into an agreement (Merger Agreement) with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash or approximately $607 million. Thames Water will also assume the debt of E'town. The acquisition will take the form of a merger (Merger) of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

Regulated Utilities Segment
Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Elizabethtown owns all of the common stock of Mount Holly. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results.

SERVICE AREA AND CUSTOMERS
At December 31, 1999, Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers totaling 203,711 in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in New Jersey. AWWM serves 1,145 wastewater and 166 water customers.

Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of seven additional municipalities with their own retail water systems and, of three other investor-owned water companies. Water for fire protection service is provided to various municipalities and also to commercial and industrial establishments.

At December 31, 1999, Edison and Liberty served 29,051 customers under their contracts to operate the water systems of the Township of Edison and the City of Elizabeth, both in New Jersey.

The operating revenues of E'town by major classification of customer for the twelve months ending December 31, 1999 are as follows:

                General customers                             57.1%
                Other water systems                           13.3%
                Industrial wholesale customers                 4.6%
                Fire service/miscellaneous                    10.5%
                Contract operations                            7.0%
                Engineering, operations and construction       7.5%
                                                             -----
                Total                                        100.0%
                                                             =====

The water systems are substantially all metered except for fire service.

Additional operating statistics appear in Item 6.

WATER SUPPLY
The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1999, Elizabethtown's pumpage averaged 134.8 million gallons per day (MGD) and Mount Holly's pumpage averaged 3.9 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current and expected future needs of their customers.

In 1999, surface water sources supplied approximately 90% of Elizabethtown's supply with wells supplying the remaining 10%. All of Mount Holly's water had been produced from wells until March,1998 at which time it began purchasing
1.0 million gallons per day from another purveyor on a temporary basis.

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

In 1998, Mount Holly commenced a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey. A portion of this project was placed into service in the third quarter of 1998 and the remaining portion of the project was placed into service in late December 1999.

WATER TREATMENT FACILITIES AND WATER QUALITY REGULATIONS
Elizabethtown owns and operates two treatment plants at the confluence of the Raritan and Millstone Rivers adjacent to the Delaware and Raritan Canal to treat surface water purchased from the NJWSA. The plants can withdraw water from any of the above sources, which is an advantage in the event that one source becomes temporarily unavailable due to poor water quality. The Raritan-Millstone Plant (Plant), Elizabethtown's primary water treatment plant, was placed in service in 1931 and has continually been upgraded since that time. The Plant has a production capacity of 155 MGD. The Canal Road Water Treatment Plant (Canal Road), Elizabethtown's secondary water treatment plant, was placed in service in October 1996 to increase Elizabethtown's sustainable production capacity and provide the ability to continue to meet water quality regulations. Canal Road has an initial rated production capacity of 40 MGD. In September 1999, Tropical Storm Floyd flooded the Plant which required the facility to be withdrawn from service for approximately 3 days. During that time, water demands were met by Canal Road, wells and by purchasing additional water from adjacent water utilities.

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

Water Quality Regulations
As required by the SDWA, the EPA has established maximum contaminant levels
(MCLs) for various substances found in drinking water. As authorized by similar state legislation, the DEP has set MCLs for certain substances which are more restrictive than the MCLs set by the EPA. In certain cases, the EPA and DEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The DEP is also the EPA's agent for enforcing the SDWA in New Jersey and, in that capacity, monitors the activities of Elizabethtown and Mount Holly and reviews the results of water quality tests performed by Elizabethtown and Mount Holly for adherence to applicable regulations. Regulations generally applicable to water utilities, including Elizabethtown and Mount Holly, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the MCLs proposed for radionuclides and the Surface Water Treatment Rule (SWTR).

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

Volatile Organic Compounds
VOCs include various substances (primarily synthetic organic solvents) which have percolated into groundwater aquifers from surface sources.
Elizabethtown has found VOCs in excess of the applicable MCLs in certain of its wells and has either suspended the use of such wells or constructed aeration towers which remove such contaminants from the water by venting them into the atmosphere. Because underground water flows are difficult to map, it is difficult to predict when and where contamination may occur. To the extent that contamination in excess of applicable MCLs occurs at wells lacking aeration towers, Elizabethtown will consider building aeration towers, if feasible and cost effective, or consider closing such wells, thereby increasing the Company's reliance on surface water. To date, Mount Holly has not been affected by VOC contamination.

Radionuclides
Radionuclides are naturally occurring radioactive substances (primarily radon) found in groundwater. Like VOCs, radon can be removed from groundwater using aeration towers. If the MCLs proposed for all radionuclides are finally adopted, Elizabethtown believes that it will abandon wells with aggregate production capacity of approximately 5 MGD, thereby further increasing Elizabethtown's reliance on surface water. Elizabethtown currently owns and operates wells with an aggregate safe daily yield of 19 MGD.

In 1999 Elizabethtown removed certain wells from service due to an exceedance of MCLs. The customers of these wells were then connected to the Elizabethtown system.

Surface Water Treatment Rule
The operations of Elizabethtown's Plant and Canal Road are subject to the SWTR.Improvements to the facilities are made when necessary in order to maintain compliance with the SWTR.

TRANSMISSION AND DISTRIBUTION
As of December 31, 1999, Elizabethtown Water Company's transmission and distribution system included 2,998 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or pre stressed concrete pipe. Elizabethtown conducts an ongoing program to clean and line its older cast iron mains the cost of which is capitalized and has been included in rate base in stipulations settling recent rate cases. On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures and initiates plans to construct pumping, transmission and storage facilities as needed.

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

Under New Jersey law, environmental matters are addressed by the DEP before diversion allowances or other water supply projects are authorized. To-date, Elizabethtown has been able to construct all plant facilities and obtain all diversion authorizations necessary to maintain proper service. Mount Holly has also been able to construct all facilities and obtain all necessary diversion authorizations.

FRANCHISES
The property and franchises of Elizabethtown and Mount Holly are subject to rights of eminent domain of the State of New Jersey. These rights have been delegated by statutes now in effect to municipalities or groups of municipalities and have been or may be delegated to various public agencies. No such rights of eminent domain have been exercised since 1931.

EMPLOYEE RELATIONS
A substantial portion of the operating personnel of Elizabethtown and Mount Holly, or less than half of all E'town employees, are covered by union contracts. The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.) were renegotiated on February 1, 1999 and will expire on January 31, 2003. The contract provides for wage increases of 1.5% on the first of February and August beginning in 1999 through August of 2002. The Company considers relations with both union and nonunion employees to be satisfactory.

RATE MATTERS
Elizabethtown, Mount Holly and AWWM are subject to regulation by the New
Jersey Board of Public Utilities (BPU) with respect to the issuance and sale of securities, rates and service, classification of accounts, mergers, and other matters. Rate relief is sought periodically to cover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant and other costs of doing business.

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

In accordance with the terms of the pending Merger Agreement with Thames Water, Elizabethtown will postpone filing for rate relief to recover additional construction and financing costs incurred since base rates were last established in October 1996 until at least August 2000.

Mount Holly
In 1998, Mount Holly commenced a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey. A portion of this project was placed into service in the third quarter of 1998 and the remaining portion of the project was placed into service in late December 1999.

To settle an appeal initiated by another water purveyor in 1995 concerning the diversion rights for the Mansfield Project, Mount Holly signed a Stipulation in 1997 with the purveyor, the DEP and other parties, requiring Mount Holly to purchase one million gallons per day from the other purveyor during the two-year period that the Mansfield Project was being constructed. Purchases began during March of 1998, after completion of an interconnection and ended in January 2000 shortly after the Mansfield Project went into service.

In September 1997 Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the aforementioned Stipulation Agreement. In May 1998, the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%.

Effective January 1, 2000, Mount Holly received an increase in annual rates of $1.9 million. This increase included costs for Mount Holly's Mansfield Project that was placed in service at the end of December 1999. The rate decision also reflected the elimination of the PWAC. After the elimination of the PWAC the net rate increase was $.5 million. This increase also reflects additional construction and financing costs, as well as increases in operating costs, since base rates were last established in January 1996.

REAL ESTATE MATTERS
Financing and Investment Segment
E'town is in the process of selling its remaining parcels of undeveloped land. Several parcels have been sold and the proceeds are being invested into water and wastewater projects. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take up to several years. As of December 31, 1999, all the remaining properties are under contract to be sold.

Contract Operations Segment
In July 1998 E'town, through Liberty, entered into a contract with the City of Elizabeth (Elizabeth), New Jersey to operate its water system under a 40-year contract serving approximately 17,600 customers. Under the contract, Liberty made payments to Elizabeth of $19.7 million in 1998 and $12 million in 1999 and is obligated to make a payment of $19 million in June 2000. Also under the terms of the contract, Liberty will deposit $57.8 million from customer collections over the 40-year contract into a fund administered by Elizabeth (Fund Deposits), of which $52.3 million is due after 2012, to be used by Elizabeth to pay for capital improvements or for other water system purposes. Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract. Of these total commitments, approximately $2.5 million is expected to be expended in the next three years. Over the life of the contract, E'town will receive all water revenues from billing the customers of the water system in accordance with rate increases set forth in the contract except for the Fund Deposits discussed above. E'town is also responsible for all operating expenses as well as the capital expenditures discussed above. Performance by Liberty of the contract provisions is guaranteed by E'town.

In 1997 E'town, through Edison, entered into a contract with the Township of Edison, New Jersey to operate its water system under a 20-year contract serving approximately 11,500 customers. Edison bills and receives all water revenues generated as a result of operating the water system and pays: (i) all operating and maintenance expenses for the water system, (ii) certain annual payments to the Township of Edison and (iii) costs of specific capital improvements. Aggregate annual payments and the estimated costs of capital improvements are expected to be approximately $25 million during the 20-year life of the contract of which $12.5 million has been spent as of December 31, 1999. Of the total, approximately $2.9 million is expected to be expended in the next three years. An initial payment of $5.7 million was made upon the closing in June 1997. Performance by Edison of the contract provisions is guaranteed by E'town.

If the Elizabeth or Edison contracts were terminated by either the Township of Edison or the City of Elizabeth, the unamortized balance of the concession fees and amounts paid for additional capital improvements would be refunded to Liberty and Edison in accordance with the contracts.

Engineering/ Operations and Construction Segment
In June 1998 the Corporation purchased AWM which provides "one-stop shopping" for water and wastewater services to residential and commercial developers. These services include the design, construction and operation of water and wastewater facilities and, in some instances, purchase of such utilities from developers at project build-out by AWWM, thereby adding to E'town's regulated utility customer base. AWM expects to incur capital expenditures of $2.0 million during the next three years. These expenditures consist primarily of vehicles and equipment used in the construction and waste hauling operations. In 1999, AWM acquired a septic services business for $.7 million and a group of small, non-regulated wastewater treatment facilities for $1.0 million.

OTHER MATTERS
In August 1999 the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the state's reservoir and well supplies. Customers of Elizabethtown, Mount Holly, Edison and Liberty were subject to these restrictions. The water systems operated by E'town's subsidiaries at all times had, and continue to have, adequate supplies of water to meet the needs of their customers. These restrictions affected the amount of water consumed by a substantial number of the Corporation's customers. The restrictions were lifted in October 1999.

In September 1999, Elizabethtown withdrew its primary water treatment plant, the Raritan-Millstone Water Treatment Plant, from service as a result of flooding from Tropical Storm Floyd. For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system because overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for approximately 3 days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media have been deferred and are expected to be recoverable through insurance. The Company has incurred $7.0 million of flood-related expenditures and has received an advanced reimbursement of $2.0 million from its insurance carrier. The remaining $5.0 million of flood-related expenditures is reported on the Consolidated Balance Sheets as a deferred charge at December 31, 1999. The loss of revenues due to below normal water consumption is not recoverable through insurance.

In June 1999 Mount Holly purchased Homestead Water Utility, Inc. and AWWM purchased Homestead Treatment Utility, Inc. for a combined purchase price of $1.8 million. The entities provide water and wastewater services to approximately 800 customers of the Homestead community in southern New Jersey.



Executive Officers of the Corporation and Elizabethtown

See Item 10 for disclosure of the executive officers of E'town and Elizabethtown.

Item 2. Properties

All principal plants and other materially important units of property of the Corporation are owned in fee. The Corporation considers such property to be in good operating condition.

Item 3. Legal Proceedings

On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The lawsuit alleges negligence regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's primary water treatment plant was flooded from Tropical Storm Floyd and was withdrawn from service for approximately 3 days. Elizabethtown has notified its insurance carrier of the lawsuit and has filed a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. In March 2000, the New Jersey Superior Court
(NJSC) ruled that in the event the lawsuit is not dismissed, the case be referred to the BPU for purposes of investigating the matter and reporting its findings to the NJSC. The NJSC, in view of the BPU's findings, will then determine what, if any, damages were suffered by the plaintiffs and what liability, if any, rests with Elizabethtown. E'town Corporation maintains that such allegations are without merit and believes that the plaintiffs' chances of prevailing are not significant.


The Corporation, in the ordinary course of business, periodically becomes involved in litigation. There is currently no litigation in progress, other than the items discussed above, regarding environmental or other issues in which an outcome adverse to the Corporation could have a material impact on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

                   None

                             PART II

Item 5. Market for the Corporation's Common Stock and Related Stockholder
         Matters

      This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference. All of the common stock of Elizabethtown Water Company is owned by E'town.

Item 6.  Selected Financial Data
                               E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                           Elizabethtown Water Company

                                   1999      1998      1997      1996      1995
--------------------------------------------------------------------------------
Utility Plant (Thousands)
 Utility Plant - net          $ 650,771 $ 604,899 $ 572,785 $ 560,024 $ 507,858
 Construction Expenditures
  (excluding AFUDC)              56,635    43,500    24,612    55,125    73,789
Total Assets                    741,187   683,328   646,318   640,779   580,808
Capitalization (Thousands)
 Shareholder's Equity           220,461   208,573   193,354   182,293   176,685
 Preferred Stock                 12,000    12,000    12,000    12,000    12,000
 Debt (1)                       296,823   267,178   249,974   250,963   208,952
 Total Capitalization         $ 529,284 $ 487,751 $ 455,328 $ 445,256 $ 397,637
Capitalization Ratios
 Common Stock                       42%       43%       42%       41%       44%
 Preferred Stock                     2%        2%        3%        3%        3%
 Debt (1)                           56%       55%       55%       56%       53%
Earnings to Fixed Charges
 Ratio                             2.94      3.33      2.91      2.40      2.77
Earnings to Fixed Charges and
 Preferred Dividends               2.73      3.09      2.71      2.22      2.54
Earnings Applicable to
 Common Stock (Thousands)     $  20,592 $  23,955 $  20,092 $  15,942 $  16,512

Operating Statistics
 Revenues (Thousands)
 General Customers            $  92,111 $  87,698 $  85,195 $  68,797 $  67,455
 Other Water Systems             21,597    22,181    21,900    18,929    18,720
 Industrial Wholesale             7,531     8,148     8,451     7,869     7,947
 Fire Service/Miscellaneous      17,067    16,820    16,242    14,763    14,276
 Total Revenues               $ 138,306 $ 134,847 $ 131,788 $ 110,358 $ 108,398

Water Sales - Millions of
 Gallons (mg)
  General Customers              25,842    24,609    24,333    22,890    23,999
  Other Water Systems            13,806    14,397    14,504    15,049    15,569
  Industrial Wholesale            3,270     3,482     3,533     3,567     3,673
  System Use and
   Unaccounted For                7,717     6,933     6,948     6,444     6,402
  Total Water Sales              50,635    49,421    49,318    47,950    49,643
System Delivery by Source - mg
  Surface                        44,520    48,067    42,585    41,485    42,646
  Wells                           5,729     1,072     6,689     6,328     6,764
  Purchased                         386       282        44       137       233
  Total System Delivery          50,635    49,421    49,318    47,950    49,643
Millions of Gallons Pumped:
  Average Day                       139       135       135       131       136
  Maximum Day                       230       196       205       170       183
General Information
  Customers                     203,711   200,251   197,663   195,482   192,617
  Miles of Main                   2,998     2,953     2,926     2,899     2,869
  Fire Hydrants Served           17,644    16,402    16,228    16,012    15,650

================================================================================
(1) Includes long-term debt, notes payable and long-term debt-current portion.

See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Notes to Consolidated Financial Statements appearing elsewhere in this report.

Item 7.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          E'town Corporation

This information is included in Exhibit 13, filed herewith, and is incorporated by reference.

                Elizabethtown Water Company and Subsidiary

The water utility operations of Elizabethtown Water Company (Elizabethtown) and its subsidiary, The Mount Holly Water Company (Mount Holly), presently constitute the major portion of E'town Corporation (E'town or Corporation), assets and earnings. Elizabethtown and Mount Holly are regulated water companies which, as a consolidated entity are referred to herein as Elizabethtown Water Company (Company). Mount Holly contributed about 4% of the Company's consolidated operating revenues for 1999. The following analysis sets forth significant events affecting the financial condition of Elizabethtown at December 31, 1999, and the results of operations for the years ended December 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program
Elizabethtown
In 1999 net capital expenditures were $55.2 million, primarily for water utility plant. Elizabethtown's three-year capital program includes $62.0 million for routine projects (services, hydrants, system rehabilitation and main extensions not funded by developers) and $73.1 million for transmission system upgrades, a new operations center, expansion of the Canal Road Water Treatment Plant (Canal Road) and other projects. Canal Road will be expanded to provide for enhanced system reliability and to accomodate customer growth. Canal Road was designed as a 40 million gallon per day (MGD) plant, expandable to 200 MGD.

Mount Holly
During the next three years, Mount Holly expects to spend $4.7 million, of which $3.3 million is for routine projects (services, hydrants and main extensions not funded by developers).

In 1998 Mount Holly commenced a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey. A portion of this project was placed into service in the third quarter of 1998 and the remaining portion of the project was placed into service in late December 1999.

To settle an appeal initiated by another water purveyor in 1995 concerning the diversion rights for the Mansfield Project, Mount Holly signed a Stipulation in 1997 with the purveyor, the New Jersey Department of Environmental Protection (DEP) and other parties, requiring Mount Holly to purchase one million gallons per day from the other purveyor during the two-year period that the Mansfield Project was being constructed. Purchases began during March of 1998, after completion of an interconnection and ended in January 2000 shortly after the Mansfield Project went into service.

In September 1997 Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the aforementioned Stipulation agreement. In May 1998, the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%.

Effective January 1, 2000, Mount Holly received an increase in annual rates of $1.9 million. This increase included costs for Mount Holly's Mansfield Project that was placed in service at the end of December 1999. The rate decision also reflected the elimination of the PWAC. After the elimination of the PWAC the net rate increase was $.5 million. This increase also reflects additional construction and financing costs, as well as increases in operating costs, since base rates were last established in January 1996.

Capital Resources
During 1999 Elizabethtown financed 38.2% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit and proceeds from capital contributions from E'town (funded by issuances of Common Stock under the Corporation's Dividend Reinvestment and Stock Purchase Plan).

For the three-year period ending December 31, 2002, Elizabethtown estimates that 52% of its currently projected capital expenditures are expected to be financed with internally generated funds (after payment of common stock dividends). The balance will be financed with a combination of proceeds from the sale of E'town common stock or capital contributions from Thames Water after the pending Merger, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. Elizabethtown expects to pursue additional tax-exempt financing to the extent that final allocations are granted by the NJEDA.

In November 1998 Mount Holly closed on loan agreements that will make available up to $13.2 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.9 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.6%. The proceeds of the loans will be used to repay short-term debt incurred to finance a portion of the Mansfield Project. The Company expects to request these funds from the Trust in the second quarter of 2000.

Interest Rate Risk
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1999, a hypothetical single percentage point change in interest rates would result in a $.5 million change in interest costs and earnings before tax related to short-term and variable rate debt.

RESULTS OF OPERATIONS
Earnings Applicable to Common Stock for 1999 was $20.6 million as compared to $24.0 million for 1998. The 1999 decrease of $3.4 million in net income is comprised of (i) a decrease of $.7 million for lost revenues net of expenses from reduced consumption as a result of New Jersey State-imposed water restrictions in August for drought conditions, (ii) a decrease of $.4 million from flooding in September of Elizabethtown's Raritan-Millstone Plant caused by Tropical Storm Floyd (Floyd) (see Other Matters), (iii) a decrease of $2.5 million from additional operating expenses, primarily labor and benefits and
(iv) a decrease of $1.6 million from higher interest costs and depreciation. These decreases were partially mitigated by the favorable impact of an increase of $1.8 million in revenues, net of related expenses for higher water consumption related to an extended dry period in the spring and early summer of 1999.

Earnings Applicable to Common Stock for 1998 was $24.0 million as compared to $20.1 million for 1997. Net income increased by $3.9 million, primarily comprised of (i) $.6 million due to an extended dry period in the summer of 1998 resulting in higher water consumption than in 1997 (ii) $1.3 million from lower operating expenses due to a combination of a mild winter in 1998, more efficient use of our work force, lower employee benefit costs and success with our ongoing cost control efforts (iii) $.7 million as a result of new customers and (iv) $.5 million related to refinancing short-term debt at lower interest rates. Capitalized construction interest accounted for an increase in net income of $.5 million.

Operating Revenues increased $3.5 million or 2.6% in 1999 over the comparable 1998 amount.Revenues increased $4.2 million due to higher water consumption related to an extended dry period in the spring and early summer of 1999. This favorable factor was somewhat offset by $1.6 million of lower water consumption resulting from State-mandated water restrictions in August and by $1.0 million from flooding in September caused by Floyd. New customers and the PWAC rate increase for Mount Holly contributed the remaining $1.9 million to the increase in revenues.

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

Operation Expenses increased $5.0 million or 11.1% in 1999 over 1998. The increase consists of (i) an increase of $2.7 million in labor, including $.8 million attributable to raises, an increase of $.7 million due to overtime because of the weather conditions, and an increase of $.3 million due to an increased number of employees, (ii) an increase of $.7 million for power, of which $.1 million was attributable to the weather conditions while the remainder was due to adverse operating conditions resulting from flooding by Floyd, (iii) an increase of $.6 million in leasing costs as conversion continues from ownership to leasing of all vehicles, (iv) an increase of $.3 million in purchased water by Mount Holly while the Mansfield Project was being constructed and (iv) an increase of $.7 million from various other operating expenses.

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

Maintenance Expenses increased $.6 million or 11.4% in 1999 as compared to 1998 primarily due to additional waste residual removal costs.

Maintenance Expenses decreased $.9 million or 13.3% in 1998, as compared to 1997 due to improved procurement procedures and preventative maintenance programs.

Depreciation Expense increased $.9 million or 7.4% in 1999 and $.2 million or 1.7% in 1998 due to depreciation on utility plant additions in both years.

Revenue Taxes increased $.5 million or 2.9% in 1999 and $.2 million or 1.1% in 1998 due to the taxes on increases in operating revenues discussed above.

Real Estate, Payroll and Other Taxes increased $.5 million or 19.4% in 1999 primarily due to increased payroll taxes as a result of payrol taxes on higher labor costs.

Real Estate, Payroll and Other Taxes decreased $.5 million or 14.7% in 1998. This overall decrease was comprised of additional payroll taxes due to additional labor costs, which were offset by decreases from lower than anticipated property taxes on the Canal Road Plant.

Federal Income Taxes as a component of operating expenses decreased $1.6 million or 12.3% in 1999 as compared to 1998 and increased $1.7 million or 15.0% in 1998 over 1997 due to changes in the components of taxable operating income discussed herein.

Other Income (Expense) increased $.1 million or 8.5% in 1999 compared to 1998.

Other Income (Expense) increased $.3 million or 70.5% in 1998 over 1997 due to a $.4 million increase in Allowance for Funds Used During Construction (AFUDC), primarily for Elizabethtown's western operations center. Federal income taxes increased $.1 million for the taxes on the AFUDC.

Total Interest Charges increased $.9 million or 5.7% in 1999. The increase consists of $.4 million for Mount Holly's issuance of long-term notes in November 1998 through the New Jersey Environmental Infrastructure Trust Financing Program to finance a portion of the construction of its Mansfield Project and $.5 million for increased short-term borrowings to finance Elizabethtown's construction program.

Total Interest Charges decreased $1.0 million or 6.1% in 1998 due primarily to refinancing short-term debt at lower interest rates. In addition, the debt component of AFUDC increased $.3 million, resulting in lower interest expense, as a result of higher construction expenditures, primarily for Elizabethtown's new western operations center.

OTHER MATTERS
In August 1999 the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the states reservoir and well supplies. Customers of Elizabethtown and Mount Holly were subject to these restrictions. The water systems operated by E'town's subsidiaries had and continue to have adequate supplies of water to meet the needs of their customers. These restrictions affected the amount of water consumed by a substantial number of the Corporation's customers and reduced net income in 1999 by approximately $.68 million. The restrictions were lifted in October 1999.

In September 1999 Elizabethtown took its primary water treatment plant, the Raritan-Millstone Water Treatment Plant, out of service as a result of flooding from Floyd. For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system as the Canal Road Plant, Elizabethtown's secondary water treatment plant, was supplying the predominant portion of the water needs of Elizabethtown's customers. Overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for a period of approximately 3 days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media are being deferred and are expected to be recoverable through insurance. The loss of revenues due to below normal water consumption is not recoverable through insurance and adversely affected net income by approximately $.39 million for 1999.

ECONOMIC OUTLOOK
Forward Looking Information
Information in this report includes certain forward looking statements within the meaning of the federal securities laws. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather on water consumption, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital markets, increases in operating expenses due to factors beyond the Company's control, the closing of the pending merger with Thames Water, changes in environmental regulation and associated costs of compliance and other claims or assessments made upon the Company.

Elizabethtown
In accordance with the terms of the pending Merger Agreement, Elizabethtown will postpone filing for rate relief needed to recover additional construction and financing costs incurred since base rates were last established in October 1996 until at least August 2000. Therefore, earnings from Elizabethtown will be substantially lower in 2000 than in 1999 due to an assumed return to normal weather conditions and postponement of the rate filing.

Mount Holly
Mount Holly had a negative rate of return on common equity of 2.6% in 1999, compared to an authorized rate of return of 11.25%, established in its 1996 base rate case. Mount Holly earned significantly below its authorized return in 1999 and 1998 as the Company was precluded from filing for needed rate relief due to recently settled litigation with another purveyor. Management expects Mount Holly to contribute positively to Elizabethtown's net income as a result of a Stipulation Agreement approved by the BPU whereby a rate increase of $1.9 million, or a net increase of $.5 million after elimination of the PWAC, was effective January 1, 2000.

New Accounting Pronouncements
See Note 3 of Elizabethtown's Notes to Consolidated Financial Statements for a discussion of new accounting standards that were effective in 1999.

Year 2000
State of Readiness
The Company assessed its significant business systems, as well as non-critical, peripheral support systems for compliance with the Year 2000 computer challenge. The assessment concluded that all significant business systems (i.e. customer billing and service, financial, water treatment operating and control, water quality laboratory information and telemetric data acquisition systems) are Year 2000 compliant. The assessment also included inquiries as to the state of readiness of significant vendors whose services to the Company could have an impact on the Company's ability to deliver service to its customers. Management concluded that the delivery of electric power as well as chemicals used in the water treatment process are two areas of significant importance and received documentation from the vendors who provide these services that indicates their ability to provide service. The assessment had identified certain modifications to peripheral support systems that have since been implemented.

The Costs To Address The Corporation's Year 2000 Issues
The significant business systems of the Company defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems required the Company to incur costs of approximately $.4 million to bring them into compliance.

At the turn of the century and to-date, the Company experienced no disruption in the services it provides to its customers and processed transactions in its financial, customer billing and customer services systems in the normal course of business. Management is not currently aware of any Year
2000-related problems associated with its internal business systems or software or with the systems or software of its vendors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                               None

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant


                           Director    Term
       Name            Age  Since     Expires  Position
-------------------------------------------------------------------------------
Gail P. Brady           54   N/A        N/A    Treasurer; Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer of Elizabethtown
Walter M. Braswell      50   N/A        N/A    Secretary; Vice President,
                                               General Counsel and Secretary of
                                               Elizabethtown
Thomas J. Cawley        69   1992       2002   Director
Andrew M. Chapman       44   1995       2001   Director,President; President,
                                               Elizabethtown
Anthony S. Cicatiello   52   1996       2002   Director
Edward A. Clerico       45   See Note Below    Director; President, Applied
                                               Water Management, Inc.
Dennis W. Doll          41   N/A        N/A    Controller; Vice President and
                                               Controller of Elizabethtown
Anne Evans Estabrook    55   1982       2001   Director, Chairman of the Board,
                                               E'town Corporation and
                                               Elizabethtown
James W. Hughes         56   1997       2000   Director
John Kean               70   1957       2002   Director
Robert W. Kean, III     52   1989       2001   Director, Vice President
Barry T. Parker         67   1983       2001   Director
Hugo M. Pfaltz          68   1980       2000   Director
Chester A. Ring, 3rd    72   1982       2002   Director
Joan Verplanck          53   1997       2000   Director
Norbert Wagner          64   N/A        N/A    Senior Vice President-Operations
                                               of Elizabethtown

Family Relationships. Robert W. Kean, Jr., (Director Emeritus) is a cousin of John Kean, Director and father of Robert W. Kean, III, Director.

Gail P. Brady has been Treasurer of the Corporation since 1997, Senior Vice President, Chief Financial Officer and Treasurer of Elizabethtown since 1998 and Vice President-Finance, Regulatory Affairs and Treasurer of Elizabethtown since 1994. She is a trustee of Ramapo College. She has been with Elizabethtown since 1971.

Thomas J. Cawley was Vice Chairman of Elizabethtown until his retirement in December 1996. From August 1992 to January 1996 he served as President of Elizabethtown. He joined Elizabethtown in 1969 and served in a variety of operating positions until elected President in 1992.

Andrew M. Chapman has been President of the Corporation since May 1997, Chief Financial Officer of the Corporation from August
1989 until May 1997 and Treasurer of the Corporation from November 1990 until May 1997. He has been President of
Elizabethtown since January 1996, Executive Vice
President of Elizabethtown from May 1994 to December 1995, Senior
Vice President of Elizabethtown from April 1993 to May 1994,
Chief Financial Officer of Elizabethtown from November 1990 to
December 1995, and Treasurer of Elizabethtown from August 1989 to
May 1994. He is a member of the Regional Advisory Board of PNC
Bank, N.A., New Jersey and is a member of the Board of Directors of the Damon G.Douglas Company, a general construction company.

Anthony S. Cicatiello is the Chairman of CN Communications
International, Inc., a public relations and advertising firm, a firm he founded in 1977.

Edward A. Clerico was appointed Director of the Corporation in August 1998. He was not nominated for election as Director in May 1999. In July 1999 he was reappointed as Director of the Corporation and will remain as such until the next election of Directors. He is President of Applied Wastewater Management, Inc. and was the owner and founder since 1984 . The Applied Group of companies was purchased by E'town in June 1998.

Dennis W. Doll has been Controller of the Corporation since 1997,
Vice President and Controller of Elizabethtown since 1998 and
Controller of Elizabethtown since 1994. He joined the company in 1985.

Anne Evans Estabrook has been the owner of Elberon Development
Co. (a real estate holding company) since 1984 and is President of David O. Evans, Inc. (a construction management company). She is a Director of Summit Bancorp and its subsidiary, Summit Bank.
She is a Public Member of the Governing Board, New Jersey
Economic Development Authority. She is a Trustee Emeritus of Cornell
University.

James W. Hughes has been Dean of the Edward J. Bloustein School of Planning and Public Policy at Rutgers University. He has been the Director of the Rutgers Regional Report since 1988, and has been a member of the Rutgers University Faculty since 1971.

John Kean is Chairman of the Board and a Director of NUI Corporation. He was President and Chief Executive Officer of NUI Corporation until his retirement in April 1995, and until October 1994, Chairman of the Board and Director of Elizabethtown Gas Company, which was previously a subsidiary of NUI Corporation. He is also an Honorary President of the International Gas Union.

Robert W. Kean, III has been Vice President of the Corporation since 1997 and Executive Vice President of Properties since July 1987.

Barry T. Parker is of counsel to the law firm of Parker, McCay &
Criscuolo, P.C. since December 1997, where he had been a partner since 1967.

Hugo M. Pfaltz has been a principal of the law firm of Pfaltz &
Woller, P.A. since 1976.

Chester A. Ring, 3rd, was President of Elizabethtown until his retirement in August 1992. He served as President of Elizabethtown since June 1987.

Joan Verplanck  has been President of the New Jersey Chamber of
Commerce since 1994. Prior to that she served as President of the Morris County Chamber of Commerce.


Norbert Wagner has been Senior Vice President-Operations of
Elizabethtown since 1992 and has been with Elizabethtown since
1963.

The Directors of E'town also serve as Directors of Elizabethtown.

      Section 16(a) Beneficial Ownership Reporting Compliance. None.

Item 11. Executive Compensation

                    Summary Compensation Table

      The following table provides certain summary information concerning the compensation for the past three years of the Chairman of the Board and each of the other four most highly compensated executive officers of the Corporation (the "named executive officers").

                                                            Annual Compensation              Long-Term
                                                                                        Compensation Awards

                                           Fiscal      Salary      Bonus   Other Annual Restricted  Securities       All Other
             Name & Principal Position      Year        ($)         ($)    Compensation   Stock     Underlying     Compensation
                                                     (1) & (2)                          Awards (3)   Options
-----------------------------------------------------------------------------------------------------------------------------------
Anne Evans Estabrook
Chairman of the Board,                      1999        $141,727   $ 7,500            0          $0     20,000     $10,354 (4)(5)(6)
E'town Corporation and                      1998         114,612         0            0      30,000                  8,982 (4)(5)(6)
Elizabethtown Water Company                 1997          75,612         0            0      24,999     25,000      12,430 (4)(5)(6)

Andrew M. Chapman                           1999        $240,323   $95,000           $0          $0     20,000     $11,544 (4)(5)(6)
President, E'town Corporation and           1998         210,996         0            0      73,171                 10,944 (4)(5)(6)
Elizabethtown Water Company                 1997         196,054         0            0      20,953                 10,176 (4)(5)(6)

Edward A. Clerico (7)                       1999        $177,989        $0           $0          $0                $ 8,825 (4)(5)(6)
President, Applied Water Management, Inc.   1998         141,522         0            0           0                  6,613 (4)(5)(6)

Norbert Wagner                              1999        $157,458   $24,300           $0          $0                $ 6,872   (4)(5)
Senior Vice President,                      1998         145,024    10,350            0      10,334                  6,329   (4)(5)
Elizabethtown Water Company                 1997         135,774         0            0       8,997                  5,794   (4)(5)

Gail P. Brady
Treasurer, E'town Corporation
Senior Vice President, Chief Financial      1999        $135,658   $26,700           $0          $0                $ 5,844   (4)(5)
Officer and Treasurer,                      1998         129,443     8,800            0       8,779                  5,854   (4)(5)
Elizabethtown Water Company                 1997         120,239         0            0       5,978                  5,452   (4)(5)


(1)  All salaries are paid by Elizabethtown, the Corporation's principal subsidiary, except for Edward A. Clerico.  Salaries are reallocated to the Corporation as appropriate.  Edward A. Clerico is paid by Applied Water Management, Inc.

(2)  Includes pretax contributions to the 401(k) Plan.

(3)  Represents the value as of grant date of restricted stock awards granted in 1998 and 1997, respectively, under the E'town
     Corporation 1990 Performance Stock Program.  The number of shares of restricted stock awarded to executive officers during
     1998 and 1997 and the value of such restricted stock based on the closing price of Common Stock, of $47.375 and $40.19, respectively, as reported on the New York Stock Exchange on December 31, 1998 and 1997 is as follows:  A.E. Estabrook
     868 shares, $41,122 and 823 shares, $33,076; A.M. Chapman 2,025 shares, $95,934 and 687 shares, $27,611; N. Wagner
     299 shares, $14,165 and 295 shares, $11,856 and G.P. Brady 254 shares, $12,033 and 196 shares, $7,877.

(4)  Includes 401(k) Plan matching contributions by Elizabethtown for 1999, 1998 and 1997, respectively, as follows:
     A.E. Estabrook $4,810, $3,738, $2,952; A.M. Chapman $6,000, $6,000, $5,700; E.A. Clerico $5,000, $5,000 (for 1999 and
     1998-contribution made by AWM); N. Wagner $5,663, $5,215, $4,882 and G.P. Brady $4,500, $4,510, $4,276.

(5)  Includes premiums for life insurance by Elizabethtown for 1999, 1998 and 1997, respectively, as follows:  A.E. Estabrook
     $1,344, $1,344, $828; A.M. Chapman $1,344, $1,344, $1,176; E.A. Clerico $225, $113 (for 1999 and 1998-paid by AWM); N. Wagner $1,209, $1,114, $912 and G.P. Brady $1,344, $1,344, $1,176.

(6)  Includes Director's fees for 1999, 1998 and 1997, respectively, as follows: A.E. Estabrook $4,200, $3,900, $8,650;
     A.M. Chapman $4,200, $3,600, $3,300 and E.A. Clerico $3,600, $1,500 (for 1999 and 1998).

(7)  The Applied Group, of which E.A. Clerico was the founder and majority owner, was purchased by E'town Corporation on
      June 12, 1998.  The information in the summary compensation table has been provided for the entire year 1998.
-17-

                Option/SAR Grants in Last Fiscal Year

      The following table provides information regarding individual grants of stock options and stock appreciation rights made during 1999 to the persons named in the Summary Compensation
Table, above.

                                                                                                            Potential
                             Individual Grants                                                         Realizable Value at
                               Number of                                                                  Assumed Annual
                                 Shares        % of Total                                              Rates of Stock Price
                               Underlying     Options/SARs       Exercise                                 Appreciation for
                                Options/       Granted to        or Base                                  Option Term (2)
                                  SARs        Employees in        Price         Expiration
            Name              Granted (1)      Fiscal Year        ($/Sh)           Date                5%               10%
-----------------------------------------------------------------------------------------------------------------------------------

  Anne Evans Estabrook           20,000            50%            $44.00          04/15/09         $1,364,880        $2,075,040

  Andrew M. Chapman              20,000            50%            $44.00          04/15/09         $1,364,880        $2,075,040

  Edward A. Clerico                --              --               --              --                 --                --

  Norbert Wagner                   --              --               --              --                 --                --

  Gail P. Brady                    --              --               --              --                 --                --



(1)    The options granted in 1999 are exercisable as of April 15, 2000.  To date, no Stock Appreciation Rights were granted under the 1987 Stock Option Plans, which expired in 1997.
(2)    These values are not predictions of what the Corporation believes the market value of its Common Stock will be in the next 10 years.  They are merely assumed values required to be calculated in accordance with SEC rules.


      Aggregated Option/SAR Exercises in Last Fiscal Year and
                    Year-End Option/SAR Values

The following table provides information regarding the pre-tax value realized from the exercise of options and stock appreciation rights during 1999 and the value of unexercised in-the-money options and stock appreciation rights held at December 31, 1999 by the persons named in the Summary Compensation Table, above.

                                                                                 Value of All
                                                    Number of                     Outstanding
                       Shares                     All Outstanding                 In-the-Money
                      Acquired   Aggregate       Options/SARs at                 Options/SARs at
                         On        Value             12/31/99                       12/31/99
                      Exercise    Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
                         #          ($)                (1)                           (1) (2)
 -----------------------------------------------------------------------------------------------------
Anne Evans Estabrook   32,500     $947,188             0/20,000                       $0/$365,000

Andrew M. Chapman       2,200     $ 54,274        19,500/20,000                 $688,350/$365,000

Edward A. Clerico        --           --                 --                             --

Norbert Wagner           --           --           8,000/0                      $281,000/0

Gail P. Brady           1,000     $ 27,125               --                             --


(1) No Stock Appreciation Rights were granted under the 1987 Stock Option Plan, which expired in 1997.

(2) Based on the price of $62.25 per share, the closing price of the Common Stock on the New York Stock Exchange, Inc. on December 31, 1999.

Pensions

      The following table shows, for the salary levels and years of service indicated, the annual pension benefits payable to employees, including officers, upon retirement at age 65, under Elizabethtown's non-contributory defined benefit retirement plan. The compensation taken into account under a tax-qualified plan is subject to a maximum annual limit under the Internal Revenue Code of 1986, as amended, adjusted annually for cost of living increases ($160,000 in 1997, 1998 and 1999, and $170,000 in 2000).

  Highest
Consecutive
 Four Year
  Average
Compensation      Annual Benefits for Years of Service Indicated
--------------------------------------------------------------------------------
             10      15       20       25       30       35       40       45
            years   years    years    years    years    years    years    years
--------------------------------------------------------------------------------
$ 75,000  $12,000  $18,000  $24,000  $30,000  $36,000  $42,000  $48,000  $54,000
 100,000   16,000   24,000   32,000   40,000   48,000   56,000   64,000   72,000
 125,000   20,000   30,000   40,000   50,000   60,000   70,000   80,000   90,000
 150,000   24,000   36,000   48,000   60,000   72,000   84,000   96,000  108,000
 175,000   28,000   42,000   56,000   70,000   84,000   98,000  112,000  126,000
 200,000   32,000   48,000   64,000   80,000   96,000  112,000  128,000  144,000
 225,000   36,000   54,000   72,000   90,000  108,000  126,000  144,000  162,000
 250,000   40,000   60,000   80,000  100,000  120,000  140,000  160,000  180,000


Elizabethtown's non-contributory defined benefit retirement plan provides that a participant will receive an annual retirement benefit equal in amount to 1.6% of the participant's final average compensation for the highest four consecutive calendar years multiplied by the number of years of credited service (up to a maximum of 45). Remuneration covered under the retirement plan includes base wages only. Compensation covered by the plan for Anne Evans Estabrook, Andrew M. Chapman, Norbert Wagner and Gail P. Brady, are approximately equal to the amounts set forth under the caption "Salary" in the Summary Compensation Table above. Edward A. Clerico does not participate in this plan and neither do Directors who are not also officers or employees of the Corporation.

The annual benefit amounts shown above are not subject to any deduction for Social Security benefits or other offset amounts. The number of years of service now credited under the retirement plan (and the supplemental plans described below) are as indicated for the following officers: Anne Evans Estabrook, 12 years; Andrew M. Chapman, 10 years; Norbert Wagner, 36 years and Gail P. Brady, 28 years.

The named executive officers, with the exception of Anne Evans Estabrook and Edward A. Clerico, are entitled to either a Supplemental Executive Retirement Plan ("SERP") benefit upon the attainment of the normal retirement age of 65, or a 1995 ("1995 SERP") benefit upon the attainment of the age of 62 with a minimum of 20 years service. The benefit payable under each of these plans is an amount equal to the difference between 60% for retirement at age 65 or 55% for retirement at age 62 of the average of annual base salary and incentive compensation payments as shown in the Salary, Bonus and Restricted Stock Awards Columns in the Summary Compensation Table above plus other taxable amounts for the thirty-six months prior to retirement. The SERP provides that in the event of termination due to a change in control, a participant is credited with an additional 10 years of service for purposes of qualifying for the 1995 SERP. The 1995 SERP also provides life insurance equal to two times compensation if death occurs before age 55.

The estimated annual benefits payable upon retirement at age 65 for each named executive officer entitled to SERP or 1995 SERP benefits are as follows: Andrew
M. Chapman $148,387; Norbert Wagner $17,855, and Gail P. Brady $32,824.

Compensation of Directors
(1)  Standard Arrangements

Directors' Fees. Directors of the Corporation who are not officers of the Corporation are paid by Elizabethtown an annual retainer of $15,000 which is paid in the form of E'town Corporation common stock, and a fee of $600 for each meeting of the Board of Directors of Elizabethtown which they attend. Such Directors also receive the per-meeting attendance fee for each meeting of the Board of the Corporation held on a day when there is not also a meeting of the Board of Elizabethtown. Properties Directors receive a $1,000 annual retainer and a fee of $600 for a Board Meeting held on days not coincident with Board meetings of Elizabethtown. Directors who are officers of the Corporation are paid a fee of $300 for each Board meeting of Elizabethtown they attend.

Members of committees who are not officers of the Corporation are paid a fee of $400 for participation at committee meetings on the same day as board meetings and a fee of $600 for committee meetings held on days other than board meetings. No fees are paid to members of the Executive Management Committee for attendance at meetings of that committee.

A Director cannot stand for re-election after his or her 72nd birthday. A retired Director with 10 or more years' service on the Board of Directors (of the Corporation or Elizabethtown) becomes eligible at age 72 to receive a pension for life equal to the annual retainer in effect at the date the Director becomes eligible for the pension. A retired Director with 5 to 9 years of service will receive a pension equal to the annual retainer in effect at the date the Director becomes eligible to receive the pension, payable for the same number of years that the Director served on the Board.

(2) Other Arrangements

Effective May 1997, Robert W. Kean, Jr. was appointed Chairman of the Board - Emeritus and Director Emeritus and Brendan T. Byrne and Henry S. Patterson, II were appointed Directors Emeriti. For the two year period after their appointment, which expired in May 1999, Directors Emeriti received the per-meeting Directors' fee of $600 for each Board meeting which they attended.

The Corporation and Elizabethtown have consulting agreements with Robert W. Kean, Jr. whereby he serves as Chairman Emeritus of the Boards of both companies and Chairman of the Executive Management Committee as described above, and renders such other consulting services as the Chairman may reasonably request. Robert W. Kean, Jr. was paid $75,000 in consulting fees in 1999 in addition to his pension. The Corporation also provided Mr. Kean with the use of an automobile for 1999, with a taxable value of $13,750 to Mr. Kean in that year.

Employment Agreements

E'town and Elizabethtown have each entered into an employment agreement with Anne Evans Estabrook effective May 15, 1997. The agreements continue until the earliest of (i) mutual agreement of termination, (ii) resignation, and (iii) any date on which Mrs. Estabrook no longer stands for re-election as a Director. In addition, the respective companies may terminate Mrs. Estabrook's employment for reasons of disability or cause (each as defined in the agreements).

E'town has entered into an employment agreement with Andrew M. Chapman, its current President and the President of Elizabethtown. Upon the consummation of the merger contemplated by the Merger Agreement dated as of November 21, 1999 among the Corporation, Thames Water Plc ("Thames") and Edward Acquisition Corp., as described on Form 8-K dated November 21, 1999, this new employment agreement with Mr. Chapman will become effective and will replace Mr. Chapman's existing change in control agreement with E'town, described below.

Under the terms of the new employment agreement, Mr. Chapman will be employed as President and Chief Executive Officer of both E'town and Elizabethtown after the merger on terms that include the following: (i) term of at least three years with subsequent automatic one-year renewals;
(ii) a seat on the boards of E'town, Thames Water North America, Inc. and Elizabethtown, and, if Thames establishes a board of directors for its businesses in the Americas, a seat on that board; (iii) initial annual base salary of $270,000; (iv) annual bonus consisting of: (x) a performance-related bonus equal to at least 10% of Mr. Chapman's salary;
(y) a bonus equal to 12 1/2% of Mr. Chapman's salary for each net increase of 7,500 customer metered connections to E'town's base customer level in the prior year; and (z) annual grant of restricted shares of the stock of Thames having a value of up to 20% of Mr. Chapman's salary with each grant vesting over a four-year period upon the attainment of certain performance goals; (v) special retention bonus, payable at the commencement of the employment agreement, equal to 20% of Mr. Chapman's salary; entitlement to participate in all benefit plans made available for senior executive officers; insurance and indemnification by E'town against expenses and liabilities incurred by Mr. Chapman; and certain non-competition and confidentiality provisions.

The agreement also provides that Mr. Chapman will receive continued salary and benefits for a period of 24 months if he voluntarily terminates his employment within a six-month period commencing on the earlier of (i) the date the first rate order is received by Elizabethtown from the New Jersey Board of Public Utilities after the merger, and (ii) the date that is 18 months after the merger. Upon termination of employment by Mr. Chapman for good reason (as defined in the agreement) or E'town terminates his employment other than for death, disability or cause (as defined in the agreement), Mr. Chapman will receive salary, incentive compensation and benefits for a period of 30 months; unvested restricted stock and stock options will immediately vest and all restrictions on any restricted stock or stock options held by him will be voided; and all retirement benefits under the SERP will fully vest if he has not attained age 65, he will be granted an additional 15 years of service for purposes of benefit accrual, and he will become entitled to make an early payout election under the SERP if he has completed 25 years of service.

If the amounts payable by E'town to Mr. Chapman under the agreement are subject to the excise tax applicable to "parachute payments" under Sections 280G and 4999 of the Internal Revenue Code, E'town will pay Mr. Chapman an additional amount so that, after payment of such excise tax, he receives a sum equal to the original pre-tax severance payment.

Change in Control Agreements

E'town has entered into a Change in Control Agreement with each of the named executive officers (other than Edward A. Clerico) to ensure continuity in the management of E'town's operations in the event of a change in control (as defined in the agreements). The agreements provide that the named officers are entitled to a severance payment if their employment is terminated: (i) within three years of a change in control for a reason other than death, cause, or, in the case of all named officers other than Andrew M. Chapman, disability; (ii) in the case of Andrew M. Chapman only, voluntarily by Mr. Chapman within one year of a change in control; or (iii) within three years of a change in control following a material change in job duties, significant increase in travel, diminution in status, position or responsibilities, reduction in compensation and benefits or certain job relocations.

If his or her employment is terminated under those circumstances, the named officer's severance includes: continued salary, incentive compensation and benefits for a period of 18 to 30 months; payment on the date of termination of an amount equal to the greater of (i) all incentive compensation due prior to the change in control but not yet paid and (ii) all incentive compensation due prior to termination of employment and not yet paid or, in the case of Andrew M. Chapman and Anne Evans Estabrook, the sum of such incentive compensation amounts; immediate vesting of any unvested restricted stock and stock options and the voiding of all restrictions on any restricted stock or stock options held by them; and, with respect to the SERP (other than for Anne Evans Estabrook), full and immediate vesting of all retirement benefits, for any officer younger than 65, the grant of an additional 10 to 15 years of service for purposes of benefit accrual, and early payout elections in certain circumstances. With respect to the named officers other than Andrew M. Chapman and Anne Evans Estabrook, the officers are required to mitigate the amounts they would receive under these agreements by seeking other employment.

With respect to Andrew M. Chapman and Anne Evans Estabrook, if the amounts payable by E'town will be subject to the excise tax applicable to "parachute payments" under the federal tax laws, E'town will pay the named officer an additional amount so that, after payment of such excise tax, he or she receives a sum equal to the original pre-tax severance payment. For all other named officers, the amounts payable to them will be reduced, if desired by the officer, to avoid such excise tax.

 Compensation Committee Interlocks and Insider Participation.  None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following information pertains to the common stock of the Corporation that, to the knowledge of the Corporation, is beneficially owned, directly or indirectly, individually and as a group, by all Directors and Executive Officers of the Corporation and its subsidiaries, Elizabethtown Water Company ("Elizabethtown") and E'town Properties, Inc. ("Properties"), as of March 24, 2000. No shareholder has reported beneficial ownership of 5% or more of the outstanding common stock.


Title of     Name of Beneficial Owner             No. of   Percent of
Class                                           Shares (1)   Class
---------------------------------------------------------------------
Common Stock Gail P. Brady ...................     6,123        0.07
             Thomas J. Cawley ................    11,787        0.13
             Andrew M. Chapman ...............    41,977 (2)    0.48
             Anthony S. Cicatiello ...........     1,640        0.02
             Edward A. Clerico ...............   112,388        1.28
             Anne Evans Estabrook ............   101,963 (3)    1.16
             James W. Hughes .................     1,790        0.02
             John Kean .......................   189,988 (4)    2.17
             Robert W. Kean, Jr. .............   217,148 (5)    2.48
             Robert W. Kean, III .............     1,389        0.02
             Barry T. Parker .................     3,734        0.04
             Hugo M. Pfaltz ..................    10,458 (6)    0.12
             Chester A. Ring, 3rd ............    18,552        0.21
             Joan Verplanck ..................     1,456        0.02
             Norbert Wagner ..................    22,298 (7)    0.25
             Directors and Officers as a group   785,675        8.96


---------------

(1)  Includes  shares  held  under  the  Elizabethtown  Savings  and  Investment
     Plan-401 (k) (the "401(k)Plan") for the Executive Officers and those directors who retired as Executive Officers.

(2)  Includes 32,000 shares subject to options which were granted to Andrew
     M. Chapman, of which 20,000 are not presently exercisable, under the Corporation's 1987 and 1997 Stock Option Plan.

(3) Includes 20,000 shares subject to options which were granted to Anne Evans Estabrook, and are not presently exercisable, under the Corporation's 1997 Stock Option Plan.

(4) Includes 119,532 shares held under two trusts for which John Kean is a co-trustee and John Kean shares voting and investment power with respect to these shares.

(5) Mr. Kean is not a voting member of the board of directors. Figure includes 197,567 shares held under a trust for which Robert W. Kean, Jr. is a co-trustee and Robert W. Kean, Jr. shares voting and investment power with respect to these shares.

(6)  Includes  1,250  shares  of  Common  Stock  issuable  upon   conversion  of
     debentures held by a partnership of which Hugo M. Pfaltz is a general partner.

(7) Includes 8,000 shares subject to options which were granted to Norbert Wagner and are presently exercisable under the Corporation's 1987 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions

Certain  Transactions.

Utility Billing Services, Inc., a subsidiary of NUI
Corporation, of which John Kean is Chairman of the Board and a Director, provides data processing and related services to Elizabethtown and other subsidiaries of the Corporation. Certain of these services rendered to Elizabethtown are pursuant to a contract which expires December 31, 2000. The charges for all services totaled $1,044,732 for the year ended December 31, 1999.

Elizabethtown had a line of credit with Summit Bank, of which Anne Evans Estabrook is a Director, in the amount of $10 million. At December 31, 1999, E'town had $7 million in outstanding loans from Summit Bank. Interest charges paid to Summit Bank totaled $298,611 during 1999. Summit Bank also serves as bond trustee for Elizabethtown for which it was paid fees of $22,000 in 1999.

Elizabethtown has a line of credit with PNC Bank, N.A., New Jersey in the amount of $30 million. Andrew M. Chapman serves on the Regional Advisory Board of this bank. At December 31, 1999, there were $30 million in outstanding loans from PNC Bank. Interest charges paid to PNC Bank totaled $1,351,868 during 1999. PNC Bank also serves as trustee and recordkeeper for Elizabethtown's benefit plans for which it was paid fees of $68,515 in 1999.

The law firm of Parker, McCay & Criscuolo, P.C., of which Barry T. Parker was a partner and is now of counsel, provided legal services to the Corporation and its subsidiaries which resulted in $35,131 in legal fees being paid to the firm in 1999.

The law firm of Lindabury, McCormick & Estabrook, of which the husband of Anne Evans Estabrook is of counsel, provided legal services to the Corporation and its subsidiaries that resulted in $17,617 in legal fees being paid to the firm in 1999.

Edward A. Clerico owns land and buildings leased by a subsidiary of E'town. Mr. Clerico received total payments in 1999 of $216,530 under this lease.

It is the opinion of management that the amounts charged for these services were as favorable as those that would be charged for such services by comparable unaffiliated sources. Management periodically reviews the terms of these arrangements to ensure that the costs for these services are comparable to those that would be charged in the general market.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

     1. Financial Statements:
                          Elizabethtown Water Company

      Statements of Consolidated Income for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Balance Sheets as of December 31, 1999 and 1998.

      Statements of Consolidated Capitalization as of December 31, 1999 and
      1998.

      Statement of Consolidated Shareholder's Equity for the years ended December 31, 1999, 1998 and 1997.

      Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements.

                              E'town Corporation

A portion of the 1999 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

                            Elizabethtown Water Company

The Independent Auditors' Report and Elizabethtown Water Company's consolidated financial statements and notes thereto are contained in Appendix I hereto, incorporated by reference herein.

     2.  Financial Statement Schedules:

                             E'town Corporation
                          Elizabethtown Water Company

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997.

Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes accompanying each Company's financial statements.

     3. Exhibits

      (a) Exhibits for E'town and Elizabethtown Water Company are listed in the Exhibit Index, which is incorporated by reference herein.

      (b) Reports on Form 8-K:

          (1) A report on Form 8-K was filed on November 24, 1999 . The report included an Agreement of Merger dated November 21, 1999 among E'town Corporation, Thames Water Plc and Edward Acquisition Corp.

          (2) A report on Form 8-K was filed on December 17, 1999. The report included an amendment dated November 21, 1999 to the Rights Agreement dated as of February 4, 1991 between E'town Corporation and The Bank of New York as Rights Agent.

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 E'TOWN CORPORATION
  March 30, 2000
                                          By:   /s/ Anne Evans Estabrook
                                                Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

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


  Director                                      /s/ Robert W. Kean III


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


                                               ELIZABETHTOWN WATER COMPANY
March 30, 2000
                                          By:   /s/ Anne Evans Estabrook
                                                Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

   Chairman and Director                        /s/ Anne Evans Estabrook


   President and Director                       /s/ Andrew M. Chapman

   Director                                     /s/ Thomas J. Cawley


   Director                                     /s/ Anthony S. Cicatiello


   Director                                     /s/ James W. Hughes


   Director                                     /s/ John Kean


   Director                                     /s/ Barry T. Parker


   Director                                     /s/ Hugo M. Pfaltz, Jr.


   Director                                     /s/ Chester A. Ring III


   Director                                     /s/ Joan Verplanck


   Director                                     /s/ Robert W. Kean III


   Director                                     /s/ Edward A. Clerico


   Senior Vice President , Chief Financial
    Officer & Treasurer                         /s/ Gail P. Brady
   (Principal Financial Officer)

   Vice President & Controller                  /s/ Dennis W. Doll
   (Principal Accounting Officer)

INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 9, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement  schedules  of E'town  Corporation  and its  subsidiaries,  listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
March 9, 2000
Parsippany, New Jersey

                                                                   Schedule II
             E'TOWN CORPORATION AND SUBSIDIARIES
             VALUATION AND QUALIFYING ACCOUNTS




Column A                Column B       Column C      Column D      Column E

                                      Additions
                       Balance at     Charged to                   Balance at
                       Beginning of   Costs and     Deductions      End of
Description:             Period        Expenses        (A)          Period

Reserve for
Uncollectible Accounts:

Year Ended 12/31/99    $1,065,000       $823,569      $573,069    $1,315,500

Year Ended 12/31/98      $612,000       $995,940 (B)  $542,940    $1,065,000

Year Ended 12/31/97      $566,000       $607,929      $561,929      $612,000


(A)  Write-off of uncollectible accounts, net of recoveries.

(B) Includes reserves established for Liberty Water Company, ($39,970) and Applied Water Management, Inc., ($344,630), acquired in 1998 and Edison Water Company ($37,400) acquired in 1997.




               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   VALUATION AND QUALIFYING ACCOUNTS


Column A                Column B       Column C      Column D      Column E

                                      Additions
                       Balance at     Charged to                   Balance at
                       Beginning of   Costs and     Deductions      End of
Description:             Period        Expenses        (A)          Period

Reserve for
Uncollectible Accounts:

Year Ended 12/31/99      $643,000       $603,939      $573,439      $673,500

Year Ended 12/31/98      $612,000       $573,940      $542,940      $643,000

Year Ended 12/31/97      $566,000       $607,929      $561,929      $612,000


(A)  Write-off of uncollectible accounts, net of recoveries.

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

                                  E'town Corporation

          Exhibit
          No.                          Description


           2 Agreement and Plan of Merger, dated as of November 21, 1999, among E'town Corporation, Thames Water Plc and Edward Acquisition Corp.[Form 8-K, filed November 24, 1999,
                  Exhibit 2.1]

           3(a) - Certificate of Incorporation of E'town Corp.
                  [Registration Statement No. 33-42509, Exhibit 4(a)]

           3(b) - By-Laws of E'town Corporation [Form 10-K for the year 1998,
                  Exhibit 3(c)]

           3(c) - Certificate of Incorporation of E'town Properties, Inc.
                  [Registration Statement No. 33-32143, Exhibit 4(j)]

           3(d) - By-laws of E'town Properties, Inc. [Registration Statement
                  No. 33-32143, Exhibit 4(n)]

           4(a) - Rights Agreement dated as of February 4, 1991 between
                  E'town and the Rights Agent [Registration Statement No. 33-38566, Exhibit 4(n)]

           4(b) - Amendment dated as of November 21, 1999 to the Rights
                  Agreement dated as of February 4, 1991 between E'town Corporation and The Bank of New York, as Rights Agent [Form 8-K, filed December 17, 1999, Exhibit 4]

           4(c) - Indenture dated as of January 1, 1987 from E'town
                  Corporation to Boatmen's Trust, Trustee, relating to the 6 3/4% Convertible Subordinated Debentures due 2012 [Registration Statement No. 33-32143, Exhibit 4(a)]

           4(d) - Note Purchase Agreement relating to the 6.79% Senior Notes due December 15, 2007 [Form 10-K for the year 1997,
                  Exhibit 4(c)]

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

          10(e) - E'town's 1998 Stock Option Plan [Definitive Proxy Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

          10(f) - E'town's 1998  Directors Stock Plan [Definitive Proxy
                  Statement for 1998 Annual Meeting of Stockholders, filed pursuant to Rule 14a-6(b)] (1)

          10(g) - E'town's 1990 Performance Stock Program [Registration
                  Statement No. 33-46532, Exhibit 10(k)] (1)

          10(h) - E'town's Dividend Reinvestment and Stock Purchase Plan
                  [Registration No. 333-69549, Dated December 23, 1998]

          10(i) - Change in Control Agreement for Andrew M. Chapman [Form 10-Q for the quarter ended March 31, 1995, Exhibit 10] (1)

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

          10(n) - Employment Agreement between Applied Water Management, Inc.
                  And Edward A. Clerico [Form 10-Q for the quarter ended September 30, 1998, Exhibit 10(n)](1)

          10(o) - Change in Control Agreement for certain officers [Form 10-K for the year 1998, Exhibit 10(o)](1)

          10(p) - E'town Corporation & Subsidiaries - Form of Amended and
                  Restated Change in Control Agreement for certain officers of E'town Corporation and Affiliated Companies [Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(o)](1)

         10(q) - E'town Corporation & Subsidiaries - Amendments to Change in Control Agreement For Andrew M. Chapman [Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(p)](1)

         10(r) - E'town Corporation & Subsidiaries - Amendments to Change in Control Agreement For Anne E. Estabrook [Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(q)](1)

        *10(s) - Employment Contract Between E'town Corporation and Andrew M. Chapman dated November 21, 1999 (1)

        *10(t) - Amended and Restated Change in Control Agreement for Certain Officers of Affiliates of E'town Corporation dated
                  November 20, 1999 (1)

          *12  -  Computation of Ratio of Earnings to Fixed Charges

          *13 - Portion of the 1999 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data and is herein incorporated by reference.

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

                            Elizabethtown Water Company

          Exhibit
          No.                       Description

          3(a) - Form of Restated Certificate of Incorporation of Elizabethtown Water Company [Form 10-K for the year ended December 31, 1994, Exhibit 3(a)]

          3(b) - By-laws of Elizabethtown Water Company [Form 10-K for the year 1998, Exhibit 3(b)]

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

          4(f) - Indenture dated as of October 1, 1990 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7 1/2% Debentures due 2020 [Registration Statement No. 33-38566, Exhibit 4(e)]

          4(g) - Indenture dated as of December 1, 1989 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7.20% Debentures due 2019 [Registration Statement No. 33-38566, Exhibit 4(f)]

          4(h) - Indenture dated as of December 1, 1995 from Elizabethtown Water Company to The Bank of New York, Trustee, relating to the 5.60% Debentures due 2025 [Form 10-K for the year 1995,
                  Exhibit 4(h)]

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

          4(k) - Loan Agreement Dated November 1, 1998 Between the State of New Jersey, Acting Through the New Jersey Department of Environmental Protection, and The Mount Holly Water Company [Form 10-K for the year 1998, Exhibit 4(k)]

          4(l) -  Loan Agreement Dated November 1, 1998 Between the New
                  Jersey Environmental Infrastructure Trust and The Mount Holly Water Company [Form 10-K for the year 1998, Exhibit 4(l)]

         10(a) - Contract for service to Middlesex Water Company.[Registration Statement No. 33-38566, Exhibit 10(a)]

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

         10(h) - Medical Reimbursement Plan of Elizabethtown Water Company [Form 10-K for the year 1992, Exhibit 10(h)] (1)

         10(i) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-Q for the quarter ended September 30, 1995, Exhibit 10](1)

         10(k) - Employment Contract Between Elizabethtown Water Company and Anne Evans Estabrook [Form 10-K for the year 1997, Exhibit 10(k)] (1)

         10(l) - Amendment to Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form 10-K for the year 1998,
                  Exhibit 10(l)](1)

        *10(m) - Amendment to Supplemental Executive Retirement Plan of Elizabethtown Water Company dated November 1, 1999 (1)

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

           *27 -  Financial Data Schedule.

                                                                APPENDIX I

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1999 and 1998, and the related statements of consolidated income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

March 9, 2000
Parsippany, New Jersey

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands)
                                                       Year Ended December 31,
                                                     1999       1998      1997
--------------------------------------------------------------------------------
Operating Revenues                              $ 138,306  $ 134,847  $ 131,788
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                        50,135     45,117     45,301
  Maintenance                                       6,321      5,674      6,548
  Depreciation                                     13,354     12,439     12,233
  Revenue taxes                                    17,207     16,728     16,550
  Real estate, payroll and other taxes              3,119      2,613      3,064
  Federal income taxes (Note 4)                    11,116     12,678     11,026
--------------------------------------------------------------------------------
        Total operating expenses                  101,252     95,249     94,722
--------------------------------------------------------------------------------
Operating Income                                   37,054     39,598     37,066
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction (Note 3)                             323        597        215
  Other - net                                         990        612        494
  Federal income taxes (Note 4)                      (460)      (423)      (248)
--------------------------------------------------------------------------------
        Total other income (expense)                  853        786        461
--------------------------------------------------------------------------------
Total Operating and Other Income                   37,907     40,384     37,527
--------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                       14,661     14,721     14,030
  Other interest expense - net                      1,780        960      2,382
  Allowance for funds used during construction       (338)      (456)      (166)
  Amortization of debt discount and expense-net       399        391        376
--------------------------------------------------------------------------------
        Total interest charges                     16,502     15,616     16,622
--------------------------------------------------------------------------------
Net Income                                         21,405     24,768     20,905
Preferred Stock Dividends                             813        813        813
--------------------------------------------------------------------------------
Earnings Applicable To Common Stock             $  20,592  $  23,955  $  20,092
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                  December 31,
Assets                                                          1999       1998
--------------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                                 $ 770,251  $ 714,301
  Construction work in progress                               17,495     15,694
--------------------------------------------------------------------------------
        Total utility plant                                  787,746    729,995
  Less accumulated depreciation and amortization             136,975    125,096
--------------------------------------------------------------------------------
        Utility plant-net                                    650,771    604,899
--------------------------------------------------------------------------------

Non-utility Property (Note 5)                                  7,337      7,315
--------------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                                    1,342      3,598
  Customer and other accounts receivable
   (less reserve: 1999, $674, 1998, $643)                     19,341     16,952
  Unbilled revenues                                           10,578     10,091
  Infrastructure loan funds receivable (Note 5)                5,657      5,895
  Materials and supplies-at average cost                       4,069      2,538
  Prepaid federal income taxes                                 5,807        687
  Prepaid insurance, other taxes, other                        3,229      1,746
--------------------------------------------------------------------------------
        Total current assets                                  50,023     41,507
--------------------------------------------------------------------------------


Deferred Charges:
  Waste residual management (Note 8)                           1,538      1,371
  Unamortized debt and preferred stock expenses (Note 8)       8,900      9,368
  Taxes recoverable through future rates (Notes 4 and 8)      13,466     14,226
  Postretirement benefit expense (Notes 8 and 12 )             3,145      3,490
  Flood expenditures (Note 10)                                 5,000
  Other unamortized expenses (Note 8)                          1,007      1,152
--------------------------------------------------------------------------------
        Total deferred charges                                33,056     29,607
--------------------------------------------------------------------------------
            Total                                          $ 741,187  $ 683,328
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                  December 31,
Capitalization and Liabilities                                  1999       1998
--------------------------------------------------------------------------------


Capitalization (Note 5):
  Common shareholder's equity                              $ 220,461  $ 208,573
  Mandatory redeemable cumulative preferred stock             12,000     12,000
  Long-term debt - net                                       244,842    245,148
--------------------------------------------------------------------------------
        Total capitalization                                 477,303    465,721
--------------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks (Note 6)                              51,500     22,000
  Long-term debt - current portion (Note 5)                      481         30
  Accounts payable and other liabilities                      19,989     12,457
  Customers' deposits                                            197        248
  Municipal and state taxes accrued                           17,592     16,776
  Interest accrued                                             3,745      3,228
  Preferred stock dividends accrued                               59         59
--------------------------------------------------------------------------------
        Total current liabilities                             93,563     54,798
--------------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction                        40,019     40,874
  Federal income taxes (Note 4)                               69,570     64,696
  Unamortized investment tax credits                           7,636      7,839
  Accumulated postretirement benefits (Note 12)                3,399      3,947
--------------------------------------------------------------------------------
        Total deferred credits                               120,624    117,356
--------------------------------------------------------------------------------


Contributions in Aid of Construction                          49,697     45,453
--------------------------------------------------------------------------------


Commitments and Contingent Liabilities (Note 11)
--------------------------------------------------------------------------------
                Total                                      $ 741,187  $ 683,328
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)
                                                                  December 31,
                                                                1999       1998
--------------------------------------------------------------------------------

Common Shareholder's Equity (Note 5):
  Common stock without par value, authorized, 15,000,000
   shares, issued 1999 and 1998, 1,974,902 shares           $ 15,741   $ 15,741
  Paid-in capital                                            141,575    132,753
  Capital stock expense                                         (485)      (485)
  Retained earnings                                           63,630     60,564
--------------------------------------------------------------------------------
      Total common shareholder's equity                      220,461    208,573
--------------------------------------------------------------------------------

Preferred Shareholders' Equity: (Note 5)
 Mandatory Redeemable Cumulative Preferred Stock
   $100 par value, authorized, 200,000 shares; $5.90
    series, issued and outstanding, 120,000 shares            12,000     12,000

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares; none issued
--------------------------------------------------------------------------------

 Long-Term Debt (Notes 5 and 7) :
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                                10,000     10,000
    7 1/2% Debentures, due 2020                               15,000     15,000
    6.60% Debentures, due 2021                                10,500     10,500
    6.70% Debentures, due 2021                                15,000     15,000
    8 3/4% Debentures, due 2021                               27,500     27,500
    8% Debentures, due 2022                                   15,000     15,000
    5.60% Debentures, due 2025                                40,000     40,000
    7 1/4% Debentures, due 2028                               50,000     50,000
   Variable Rate Debentures, due 2027                         50,000     50,000

  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure Trust Notes
    (due serially through 2018)                                7,040      7,295
    New Jersey Department of Environmental Protection
     Notes (due serially through 2018)                         5,677      5,895
    9.65% Mortgage Note Payable (due 2001)                       156
    Note Payable (due 2000)                                                  30
--------------------------------------------------------------------------------
        Total long-term debt                                 245,873    246,220
    Unamortized discount-net                                  (1,031)    (1,072)
--------------------------------------------------------------------------------
        Total long-term debt-net                             244,842    245,148
--------------------------------------------------------------------------------
           Total Capitalization                            $ 477,303  $ 465,721
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY                           APPENDIX I
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)



                                                       Year Ended December 31,
                                                     1999       1998       1997
--------------------------------------------------------------------------------


Common Stock:                                    $ 15,741   $ 15,741   $ 15,741
--------------------------------------------------------------------------------

Paid-in Capital:
 Balance at Beginning of Period                   132,753    124,560    117,457
  Capital contributed by parent company from:
   Common Stock issued under Dividend
    Reinvestment and Stock Purchase Plan            8,702      7,861      6,980
   Issuance of restricted and unrestricted stock
    stock under compensation programs                 120        332        123
--------------------------------------------------------------------------------
       Balance at End of Period                   141,575    132,753    124,560
--------------------------------------------------------------------------------

Capital Stock Expense                                (485)      (485)      (485)
--------------------------------------------------------------------------------

Retained Earnings:
 Balance at Beginning of Period                    60,564     53,538     49,580
 Net income                                        21,405     24,768     20,905
Dividends on common stock                         (17,526)   (16,929)   (16,134)
 Dividends on preferred stock                        (813)      (813)      (813)
--------------------------------------------------------------------------------
       Balance at End of Period                    63,630     60,564     53,538
--------------------------------------------------------------------------------

          Total Common Shareholder's Equity     $ 220,461  $ 208,573  $ 193,354
================================================================================

See Notes to Consolidated Financial Statements.

                                                                 APPENDIX I
ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                                      Year Ended December 31,
                                                    1999       1998       1997
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                     $  21,405  $  24,768  $  20,905
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  13,354     12,439     12,233
    Increase in deferred charges                   (5,022)      (501)       690
    Deferred income taxes and investment tax
      credits-net                                   4,671      3,855      2,693
    Allowance for funds used during construction     (661)    (1,053)      (381)
    Other operating activities-net                    726        252        485
 Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt
      Customer and other accounts receivable       (2,086)       331       (558)
      Unbilled revenues                              (487)      (428)      (307)
      Accounts payable and other liabilities        7,459      1,807     (6,495)
      Accrued/prepaid interest and taxes           (5,287)     1,095      3,173
      Other                                        (1,493)      (572)        78
--------------------------------------------------------------------------------
      Net cash provided by operating activities    32,579     41,993     32,516
--------------------------------------------------------------------------------

Cash Flows Provided (Used) by Financing Activities:
 Capital contributed by parent company              8,702      7,861      6,980
 Proceeds from issuance of debentures                                    50,000
 Funds held in Trust by others                        (30)    (7,234)
 Proceeds from issuances of other long-term debt               7,295
 Debt and preferred stock issuance and
   amortization costs                                 474        288       (667)
 Repayment of long-term debt                          (32)       (27)       (30)
 Repayment of current portion of long-term debt       (30)
 Contributions and advances for construction        5,206     10,908      7,275
 Refunds of advances for construction              (2,896)    (4,575)    (2,516)
 Net increase (decrease) in notes payable - banks  29,500      4,000    (51,000)
 Dividends paid on common stock and
  preferred stock                                 (18,234)   (17,637)   (16,842)
--------------------------------------------------------------------------------
     Net cash provided (used) by
     financing activities                          22,660        879     (6,800)
--------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)             (56,635)   (43,500)   (24,612)
Purchase of company                                  (860)
--------------------------------------------------------------------------------
    Cash used for investing activities            (57,495)   (43,500)   (24,612)
--------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                 (2,256)      (628)     1,104
Cash and Cash Equivalents at
  Beginning of Period                               3,598      4,226      3,122
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $   1,342  $   3,598  $   4,226
================================================================================
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)           $ 16,377  $  14,459  $  16,063
  Income taxes                                   $  9,700  $   7,723  $   5,981
  Preferred stock dividends                      $    708  $     708  $     708
  Noncash capital contribution by parent company $    120  $     332  $     123

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

2. Pending  Merger
On November 21, 1999, E'town entered into an agreement (Merger Agreement) with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash or approximately $607 million. Thames Water will also assume the debt of E'town. The acquisition will take the form of a merger (Merger) of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

A special meeting of E'town shareholders is expected to be held during the second quarter of 2000 to seek shareholder approval of the transaction. The acquisition is also subject to approval by the New Jersey Board of Public Utilities (BPU), the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino antitrust Improvement Act of 1976. Certain clearances must also be obtained from the New Jersey environmental regulators. The transaction is expected to close prior to the end of 2000.

3. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include Elizabethtown and its subsidiary, Mount Holly. Significant intercompany accounts and transactions have been eliminated. Elizabethtown and Mount Holly are regulated water utilities and follow the Uniform System of Accounts, as adopted by the BPU.

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

Depreciation is generally computed on a straight-line basis at functional rates for various classes of assets based on the estimated useful lives of the assets. The balances of significant classes of assets and their respective depreciable lives at December 31, 1999 and 1998 are as follows:

                                                                  Annual
                                                               Depreciation
(Thousands of Dollars)                  1999         1998          Rate
-------------------------------------------------------------------------------
Asset Class :
Transmission and Distribution Mains $ 337,408    $ 318,363          0.99 %
Water Treatment Equipment             111,961      106,787          2.35
Services                               67,154       62,213          2.77
Structures and Improvements            88,147       75,736   2.08 - 2.74
Pumping Equipment                      42,704       41,082   2.59 - 3.38
Meters                                 27,589       23,415          2.77
Water Storage Tanks                    23,658       21,232          1.37
Other                                  71,630       65,473     0 - 15.73
-------------------------------------------------------------------------------
Total utility plant in service      $ 770,251    $ 714,301
===============================================================================

The provision for depreciation, as a percentage of average depreciable property, on a composite basis, was 1.82% for 1999, 1.81% for 1998 and 1.85% for 1997.

Allowance for Funds Used During Construction
Elizabethtown and Mount Holly capitalize, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC, a non-cash credit on the Statements of Consolidated Income, is added to the construction cost of the project and included in rate base and then recovered through depreciation charges in rates during the assets' useful lives. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income. AFUDC totaled $.66 million, $1.05 million and $.38 million for 1999, 1998 and 1997, respectively.

Revenues
Water revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

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

Customers' Advances for Construction and Contributions in Aid of Construction Customers' Advances for Construction (CAC) and Contributions in Aid of Construction (CIAC) represent capital provided by developers, under a contract, for main extensions to new real estate developments. CAC is refundable to developers based upon amounts for each type and quantity of unit constructed by the developer when the units are metered. Such contracts have a ten-year life. CIAC represents CAC that, under the terms of individual main extension agreements, are no longer subject to refund.

Cash Equivalents
Elizabethtown Water Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

New Accounting Pronouncements
In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 for one year. Consequently, SFAS No. 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe this Statement will have an impact on its financial condition and results of operations.

Reclassification
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

4. Federal Income Taxes
The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35%) with the amount reported in the Statements of Consolidated Income follow:

(Thousands of Dollars)                      1999      1998      1997
-------------------------------------------------------------------------------
Tax expense at statutory rate          $   11,543  $ 13,255  $ 11,262
Items for which deferred taxes are
   not provided:
     Difference between book
       and tax depreciation                   147        63        58
     Other                                     89       (14)      157
Investment tax credits                       (203)     (203)     (203)
-------------------------------------------------------------------------------
Provision for federal income taxes     $   11,576  $ 13,101  $ 11,274
===============================================================================

The provision for federal income
 taxes is comprised of the following:
Current                                $    5,727  $  8,902  $  7,212
Tax on main extension refunds                 416       525     1,369
Deferred:
   Tax depreciation                         3,166     3,131     2,716
   Capitalized interest                        56        91        19
   Main cleaning and lining                   758       796       612
   Flood expenditures                       1,750
   Other                                      (94)       40      (451)
Investment tax credits - net                 (203)     (203)     (203)
Refund from IRS                                        (181)
-------------------------------------------------------------------------------
Total provision                        $   11,576  $ 13,101  $ 11,274
===============================================================================

Elizabethtown and Mount Holly provide deferred taxes at the enacted statutory rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to Elizabethtown and Mount Holly's customers will be recovered from utility customers in the future. Accordingly, offsetting regulatory assets were established. At December 31, 1999, Elizabethtown and Mount Holly had deferred tax liabilities of $67.0 million and $2.6 million. There were also, at December 31, 1999, offsetting regulatory assets of $12.7 million and $.8 million for Elizabethtown and Mount Holly, respectively, representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. These amounts were determined using the enacted Federal income tax rate of 35% and were calculated in accordance with SFAS No. 109.

The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1999 and 1998 is as follows:

(Thousands of Dollars)                           1999       1998
-------------------------------------------------------------------------------
Water utility plant - net                   $  (51,508) $ (47,538)
Taxes recoverable through future rates         (13,466)   (14,226)
Prepaid pension expense                           (123)       (29)
Capitalized interest                            (2,739)    (2,683)
Waste residuals                                   (539)      (480)
Flood expenditures                              (1,750)
Other assets                                       720        541
Other liabilities                                 (165)      (281)
-------------------------------------------------------------------------------
Net deferred income tax liabilities         $  (69,570) $ (64,696)
===============================================================================

5. Capitalization
E'town routinely makes equity contributions to Elizabethtown which represent the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). Such equity contributions amounted to $8.70 million, $7.86 million and $6.98 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Preferred Stock
Elizabethtown's $5.90 Mandatory Redeemable Cumulative Preferred Stock is not redeemable at the option of the Company. Elizabethtown is required to redeem the entire issue at $100 per share on March 1, 2004.

Long-term Debt
Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends (which is the primary source of funds available to the Corporation for payment of dividends on its common stock) or acquire Elizabethtown's common stock, all of which is held by E'town. At December 31, 1999, $7.52 million of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision.

In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. Non-utility Property includes $7.2 million of funds held in trust by others relating to this financing. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans will finance a portion of the Mansfield Project (see Note 9).

In June 1997 Elizabethtown issued a total of $50 million of 30-year Variable Rate Debentures due December 2027, $25 million of Series A and $25 million of Series B, to evidence a like amount of Variable Rate Notes issued through the New Jersey Economic Development Authority (NJEDA). The proceeds were used to repay $50 million of balances outstanding under Elizabethtown's revolving credit agreement. The NJEDA Notes are remarketed on a weekly basis, at which time the interest rates on each issue are subject to change. The rates in effect as of December 31, 1999, were 5.20% for Series A and 5.10% for Series B.

6. Lines of Credit
Elizabethtown has $90 million in lines of credit with several banks as of December 31, 1999. Of this amount, $10 million represents a committed line of credit. These lines, together with internal funds and proceeds of future issuances of debt and preferred stock, and capital contributions from proceeds from sales of common stock by E'town, are expected to be sufficient to finance Elizabethtown's capital needs.

Information relating to bank borrowings for 1999, 1998 and 1997 is as follows:


(Thousands of Dollars)                   1999           1998          1997
-------------------------------------------------------------------------------
Maximum amount outstanding          $  51,500       $ 22,000      $ 69,500

Average monthly amount
   outstanding                      $  29,955       $ 14,983      $ 40,886

Average interest rate at year end         6.9%           5.9%          6.0%

Weighted average interest rate
   based on average daily balances        5.9%           5.8%          5.8%

-------------------------------------------------------------------------------

There were no compensating balances as of December 31, 1999, 1998 and 1997.

7. Financial Instruments
The carrying amounts and the estimated fair values, as of December 31, 1999 and 1998, of financial instruments issued or held by the Company are as follows:


(Thousands of dollars)                  1999        1998
-------------------------------------------------------------------------------
Cumulative preferred stock:
   Carrying amount                $    12,000  $   12,000
   Estimated fair value                11,850      13,020

Long - term debt
   Carrying amount                $   244,842  $  245,148
   Estimated fair value               236,431     255,087
-------------------------------------------------------------------------------

Estimated fair values are based upon quoted market prices for these or similar securities.

8. Regulatory Assets and Liabilities
Certain costs incurred by Elizabethtown and Mount Holly have been deferred as regulatory assets and are being amortized over various periods, as set forth below:

(Thousands of dollars)                             1999          1998
-------------------------------------------------------------------------------
Waste residual management                       $  1,538      $  1,371
Unamortized debt and preferred stock expense       8,900         9,368
Taxes recoverable through future rates (Note 4)   13,466        14,226
Postretirement benefit expense (Notes 9 and 12)    3,145         3,490
Safety management expense                            158           245
Business process redesign                            136           210
Rate case expenses                                    23             7
PWAC underrecovery                                   480           305
-------------------------------------------------------------------------------
Total                                          $  27,846     $  29,222
===============================================================================

Waste Residual Management
The costs of disposing of the byproducts generated by Elizabethtown's and Mount Holly's water treatment plants are being amortized and recovered in rates over 3- and 5-year periods, respectively, for ratemaking and financial statement purposes. No return is being earned on the deferred balances related to these programs.

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

Purchased Water Adjustment Clause
In 1994 Elizabethtown established a Purchased Water Adjustment Clause
(PWAC), to reflect the cost of water purchased from the New Jersey Water Supply Authority (NJWSA). The current rate for the PWAC is zero since the costs of purchased water were reflected in the 1996 rate case; however, because of the high pumpage in the summers of 1999 and 1998, Elizabethtown has under-recovered its purchased water costs and therefore, has deferred $.44 million as of December 31, 1999. As of December 31, 1999, Mount Holly has deferred $.04 million of PWAC costs (see Note 9).

There were no regulatory liabilities at December 31, 1999 or 1998.

9. Regulatory Matters
Elizabethtown
In December 1997 the BPU adopted a Stipulation for rate increases for Elizabethtown and Mount Holly, effective January 1, 1998, for the full recovery of costs associated with SFAS No. 106 "Accounting for Employer's Postretirement Benefits" on an accrual basis less the costs associated with SFAS No. 106 expenses previously recovered in rates. The total increases in annual operating revenues resulting from these Stipulations were $.39 million for Elizabethtown and $.02 million for Mount Holly.

In accordance with the terms of the pending Merger Agreement, Elizabethtown will postpone filing for rate relief until at least August 2000.

Mount Holly
In 1998 Mount Holly commenced a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey. A portion of this project was placed into service in the third quarter of 1998 and the remaining portion of the project was placed into service in late December 1999.

To settle an appeal initiated by another water purveyor in 1995 concerning the diversion rights for the Mansfield Project, Mount Holly signed a Stipulation in 1997 with the purveyor, the New Jersey Department of Environmental Protection (DEP) and other parties, requiring Mount Holly to purchase one million gallons per day from the other purveyor during the two-year period that the Mansfield Project was being constructed. Purchases began during March of 1998, after completion of an interconnection and ended in January 2000 shortly after the Mansfield Project went into service.

In September 1997 Mount Holly filed a petition with the BPU to establish a Purchased Water Adjustment Clause (PWAC) to reflect the cost of water purchased from the other purveyor under the aforementioned agreement. In May 1998 the BPU adopted a Stipulation signed by the parties to the PWAC case for an increase in annual revenues under Mount Holly's PWAC of $1.3 million or 38.9%.

Effective January 1, 2000, Mount Holly received an increase in annual rates of $1.88 million. This increase included costs for Mount Holly's Mansfield Project that was placed in service at the end of December 1999. The rate decision also reflected the elimination of the PWAC. After the elimination of the PWAC the net rate increase was $.51 million. This increase also reflects additional construction and financing costs, as well as increases in operating costs since base rates were last established in January 1996.

In June 1999 Mount Holly purchased Homestead Water Utility, Inc. for a cash price of $.9 million. The entity provides water services to approximately 800 customers of the Homestead community in southern New Jersey. The transaction was accounted for as a purchase. Had the acquisition been consummated as of January 1, 1997, the pro-forma effect on revenues and net income for the years ended December 31, 1999, 1998 and 1997 would be immaterial.

10. Other Events
In August 1999 the Governor of the State of New Jersey declared a "Water Emergency" for the entire state and issued mandatory restrictions on outdoor, nonessential water use. Due to unusually low levels of rainfall during June and July the Governor deemed these measures necessary to preserve the integrity of several of the state's reservoir and well supplies. Customers of Elizabethtown and Mount Holly were subject to these restrictions. The water systems at all times had, and continue to have, adequate supplies of water to meet the needs of their customers. These restrictions affected the amount of water consumed by a substantial number of Elizabethtown's customers and reduced net income by approximately $.68 million. The restrictions were lifted in October 1999.

In September 1999, Elizabethtown withdrew its primary water treatment plant, the Raritan-Millstone Water Treatment Plant (Plant), from service as a result of flooding from Tropical Storm Floyd (Floyd). For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system because overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for a period of up to three days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media have been deferred and are expected to be recoverable through insurance. The Company has incurred $7.0 million of flood-related expenditures and has received an advanced reimbursement of $2.0 million from its insurance carrier. The remaining $5.0 million of flood-related expenditures is reported on the Consolidated Balance Sheets as a deferred charge at December 31, 1999. The loss of revenues due to below normal water consumption is not recoverable through insurance (see Note 11 for legal matters related to Floyd). The loss of revenues decreased net income by $.39 million.

11. Commitments and  Contingent Liabilities
Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the New Jersey Water Supply Authority (NJWSA) a minimum of 37 billion gallons of water annually. Effective July 1, 1999, the annual cost of water under contract is $7.63 million. The Company purchases additional water from the NJWSA on an as-needed basis. The total cost of water purchased from the NJWSA was $9.03 million for 1999.

Mount Holly was obligated, under a contract, to purchase water from another purveyor, at a rate of 1 million gallons per day until such time as the Mansfield Project was completely in service. In mid-January 2000, Mount Holly ceased purchasing water from the other purveyor. The annual cost of the purchased water was $1.16 million.

Capital expenditures of Elizabethtown and Mount Holly are estimated to be $135.14 million and $4.69 million, respectively, through 2002.

Expected future minimum rental payments required under noncancelable leases with terms in excess of one year at December 31 of each of the years 2000 through 2004 are: 2000, $.77 million; 2001, $.81 million; 2002 $.82 million;
2003, $.62 million and 2004, none. Rent expense totaled $.77 million, $.73 million and $.72 million in 1999, 1998 and 1997, respectively.

Elizabethtown leases vehicles and certain office equipment. The minimum payments required under noncancelable leases with terms in excess of one year at December 31 of each of the years 2000 through 2004 are: $1.64 million per year. The lease expense was $1.37 million and $.26 million for 1999 and 1998, respectively. There were no lease expenses for 1997 as vehicles were not leased during that year.

Environmental, Legal and Other Matters
On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company and certain other subsidiaries of E'town. The lawsuit alleges negligence regarding the quantity and quality of water services during the period in September 1999 when Elizabethtown's main water treatment plant was flooded from Tropical Storm Floyd and was withdrawn from service for approximately 3 days. Elizabethtown has notified its insurance carrier of the lawsuit and has filed a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. In March 2000, the New Jersey Superior Court
(NJSC) ruled that in the event the lawsuit is not dismissed, the case be referred to the New Jersey Board of Public Utilities (BPU) for purposes of investigating the matter and reporting its findings to the NJSC. The NJSC, in view of the BPU's findings, will then determine what, if any, damages were suffered by the plaintiffs and what liability, if any, rests with Elizabethtown. The Company maintains that such allegations are without merit and believes that the plaintiffs'chances of prevailing are not significant.

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

The Company, in the ordinary course of business, periodically becomes involved in litigation. There is currently no litigation in progress, other than the items discussed above, regarding environmental or other issues in which an outcome adverse to the Company could have a material impact on the financial statements.

12. Pension Plan and Other Postretirement Benefits
Pension Plan
Elizabethtown has a trusteed, noncontributory Retirement Plan (Plan), which covers most employees of Elizabethtown and Mount Holly. The Plan provides for annual benefits at retirement equal to 1.6% of the average compensation for the highest four consecutive years, multiplied by the number of years of credited service.

Supplemental Pension Plan
The Company also has a supplemental retirement plan for certain management employees that is not funded. Eligibility for the designated employees is based upon their completion of twenty years of service. Payments are based upon 60% of the average compensation of an eligible management employee's last three years of service, net of the amount earned under the Plan. Benefits are payable for a period of 15 years and payments are made directly by the Company. In 1999, the supplemental compensation plan was amended to change the definition of compensation to include incentive compensation and other taxable benefits. The unfunded benefit obligation at December 31, 1999 and 1998 was $2.1 million and $1.5 million, respectively.

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

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1999, and for 1999 was 9%. This rate decreases linearly each successive year until it reaches 3.8% in 2008, after which the rate remains constant.

The rate increases effective January 1, 1998 allow for the full recovery of costs associated with the implementation of SFAS No. 106, including an amortization over 15 years of amounts previously deferred which were in excess of amounts previously being recovered in rates. As of December 31, 1999, the unamortized amounts that remain deferred are $3.02 million and $.13 million for Elizabethtown and Mount Holly, respectively.

                                                            Other Postretirement
                                             Pension Plans          Benefits
(Thousands of Dollars)                      1999      1998       1999      1998
-------------------------------------------------------------------------------
Funded Status
Change in benefit obligation during year:
 Benefit obligation at beginning of year $ 45,538  $ 40,172  $  7,877  $  6,556
   Service cost                             1,653     1,391       238       387
   Interest cost                            3,083     2,836       426       482
   Benefit payments                        (2,255)   (2,092)     (238)     (247)
   Actuarial (gain) or loss                (5,539)    3,231    (2,345)      699
   Plan amendments                            650
-------------------------------------------------------------------------------
Benefit obligation at end of year          43,130    45,538     5,958     7,877
-------------------------------------------------------------------------------
Change in plan assets during year:
 Fair value of plan assets at
  beginning of year                        51,844    46,537     2,171     1,331
   Employer contributions                     161       174       879       978
   Benefit payments                        (2,255)   (2,092)     (238)     (247)
   Actual return on plan assets             9,751     7,225       286       109
-------------------------------------------------------------------------------
Fair value of plan assets at end of year   59,501    51,844     3,098     2,171
-------------------------------------------------------------------------------
Reconciliation of funded status
 at end of year:
  Funded status                            16,371     6,306    (2,860)   (5,706)
  Unrecognized net transition (asset)
   or obligation                           (1,091)   (1,358)    4,699     5,061
  Unrecognized prior service cost           2,708     2,391
  Unrecognized net (gain) or loss         (18,227)   (7,577)   (4,999)   (3,064)
-------------------------------------------------------------------------------
 Accumulated postretirement benefits*    $   (239) $   (238) $ (3,160) $ (3,709)
-------------------------------------------------------------------------------
* Recognized in the Consolidated Balance Sheets

                                                                                Other Postretirement
                                                         Pension Plans                  Benefits
(Thousands of Dollars)                              1999      1998      1997      1999    1998     1997
-------------------------------------------------------------------------------------------------------
Net periodic benefit cost recognized for year
 Service cost                                   $  1,653  $  1,391  $  1,302   $   238  $  387  $   383
 Interest cost                                     3,083     2,836     2,713       426     482      444
 Expected return on plan assets                   (4,564)   (4,101)   (3,520)     (186)   (109)     (57)
 Net amortization and deferral                       (12)     (155)       65       164     157      138
 Deferral/amortization of regulated companies                                      249     247     (273)
-------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                         160       (29)      560       891   1,164      635
-------------------------------------------------------------------------------------------------------
Weighted - average assumptions for year
 Discount rate                                      6.75%     7.25%     7.50%     6.75%    7.25%   7.50%
 Rate of compensation increases                     3.50%     4.00%     4.00%
 Expected long-term rate of return on plan assets   9.00%     9.00%     9.00%     9.00%    9.00%   9.00%
Weighted - average assumptions at end of year
 Discount rate                                      7.75%     6.75%     7.25%     7.75%    6.75%   7.25%
 Rate of compensation increases                     3.50%     4.00%     4.00%
------------------------------------------------------------------------------------------------------

13.  Related Party Transactions
Utility Billing Services, Inc., a subsidiary of NUI Corporation, of which a Director of Elizabethtown is Chairman of the Board and a Director, provides data processing and related services to Elizabethtown and Mount Holly. The charges for all services totaled $.86 million, $.72 million, and $.67 million, for 1999, 1998 and 1997, respectively. The current contract expires December 31, 2000.

A Director of Elizabethtown is also a Director of Summit Bank. Elizabethtown paid Summit Bank to serve as a bond trustee for Elizabethtown for fees of less than $.10 million in 1999, 1998 and 1997.

14. Quarterly Financial Data (Unaudited)
A summary of financial data for each quarter of 1999 and 1998 follows:

                                                           Earnings
                                                          Applicable
               Operating     Operating       Net          to Common
Ouarter         Revenues      Income       Income           Stock
-------------------------------------------------------------------------------
                          (Thousands of Dollars)
1999
1st             $  31,066     $  8,017     $  4,283     $    4,080
2nd                35,509        9,967        6,343          6,140
3rd                39,204       11,772        7,880          7,677
4th                32,527        7,298        2,899          2,695
-------------------------------------------------------------------------------
Total           $ 138,306     $ 37,054     $ 21,405     $   20,592
===============================================================================

1998
1st             $  30,507     $  8,402     $  4,645     $    4,442
2nd                32,739        9,334        5,687          5,484
3rd                38,821       12,226        8,689          8,486
4th                32,780        9,636        5,747          5,543
-------------------------------------------------------------------------------
Total           $ 134,847     $ 39,598     $ 24,768     $   23,955
===============================================================================

Water utility revenues are subject to seasonal fluctuation due to normal increased water consumption during the third quarter of each year.

Net income in the fourth quarter of 1999 was impacted by certain significant operation costs, including labor and power costs indirectly attributable to a major flood at Elizabethtown's primary water treatment plant.
-16-