Form 10-Q
period 2000-03-31
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 2000-05-12
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

Title of each class                   Name of each exchange on which registered
Senior Unsecured Debentures                            None
Mandatory Redeemable Preferred Stock                   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                                   Outstanding at
 Class of Common Stock:                            March 31, 2000
 E'town Corporation (without par value)              8,793,511
 Elizabethtown Water Company (without par value)*    1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            20

PART II - OTHER INFORMATION                                            28

      Items 1 - 5

      Item 6 (a) - Exhibits                                            28
             (b) - Reports on Form 8-K                                 28

      SIGNATURES                                                       29

E'TOWN CORPORATION AND SUBSIDIARIES
(In Thousands Except Per Share Amounts)                Three Months Ended
           (Unaudited)                                       March 31,
                                                          2000      1999

==========================================================================
Operating Revenues                                     $ 38,163  $ 35,476
--------------------------------------------------------------------------
Operating Expenses:
  Operation                                              17,986    14,575
  Maintenance                                             1,901     1,609
  Depreciation and amortization                           4,187     3,674
  Revenue taxes                                           3,956     3,740
  Real estate, payroll and other taxes                    1,101       990
  Federal income taxes                                    1,161     2,213
--------------------------------------------------------------------------
        Total operating expenses                         30,292    26,801
--------------------------------------------------------------------------
Operating Income                                          7,871     8,675
--------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                                            114        75
  Federal income taxes                                     (147)   (1,243)
  Gain on sale of land (Note 8)                                     3,197
  Other - net                                               323       281
--------------------------------------------------------------------------
        Total other income                                  290     2,310
--------------------------------------------------------------------------
Total Operating and Other Income                          8,161    10,985
--------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                              4,438     4,134
  Other interest expense - net                            1,240       291
  Capitalized interest                                      (95)      (53)
  Amortization of debt discount and expense-net             114       110
--------------------------------------------------------------------------
Total interest charges                                    5,697     4,482
--------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                                          2,464     6,503
Preferred Stock Dividends                                   203       203
--------------------------------------------------------------------------
Net Income                                             $  2,261  $  6,300
==========================================================================

Earnings Per Share of Common Stock (Note 7):
--------------------------------------------------------------------------
      Basic                                            $   0.26  $   0.74
      Diluted                                          $   0.26  $   0.73
--------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
--------------------------------------------------------------------------
      Basic                                               8,723     8,512
      Diluted                                             9,016     8,797
--------------------------------------------------------------------------

Dividends Paid Per Common Share                        $   0.51  $   0.51
==========================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                             March 31,
                                             2000               December 31,
Assets                                    (Unaudited)              1999
--------------------------------------------------------------------------


Utility Plant-At Original Cost:
  Utility plant in service               $ 778,925              $ 779,485
  Construction work in progress             22,684                 17,441
--------------------------------------------------------------------------
        Total utility plant                801,609                796,926
   Less accumulated depreciation           140,713                137,587
--------------------------------------------------------------------------
        Utility plant-net                  660,896                659,339
--------------------------------------------------------------------------


Non-utility Property and Other
  Investments - Net (Note 8)                84,898                 85,163
--------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                  9,596                  4,367
  Customer and other accounts receivable
   (less reserve: 2000, $1,327, 1999,
    $1,316)(Note 8)                         31,411                 30,129
  Mortgage and other notes receivable        2,513                  4,600
  Unbilled revenues                         12,302                 12,972
  Infrastructure loan funds
   receivable (Note 5)                       5,657                  5,657
  Materials and supplies-at average cost     4,740                  4,069
  Prepaid federal income taxes               3,993                  4,617
  Prepaid insurance, taxes, other            3,312                  3,663
--------------------------------------------------------------------------
        Total current assets                73,524                 70,074
--------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                  1,474                  1,538
  Unamortized debt and preferred
   stock expenses                            9,467                  9,419
  Taxes recoverable through future rates    13,466                 13,466
  Postretirement benefit expense             3,085                  3,145
  Flood expenditures                         6,604                  5,000
  Other unamortized expenses                 2,098                  1,164
--------------------------------------------------------------------------
        Total deferred charges              36,194                 33,732
--------------------------------------------------------------------------
            Total                        $ 855,512              $ 848,308
==========================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                              March 31,
                                             2000              December 31,
Capitalization and Liabilities             (Unaudited)              1999
--------------------------------------------------------------------------

Capitalization (Notes 4 and 5):
  Common shareholders' equity            $ 230,279              $ 229,233
  Mandatory Redeemable Cumulative
   Preferred Stock                          12,000                 12,000
  Redeemable preferred stock                   227                    227
  Long-term debt - net                     295,500                266,015
--------------------------------------------------------------------------
        Total capitalization               538,006                507,475
--------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                     64,000                 89,500
  Long-term debt - current portion (Note 5)    589                    494
  Accounts payable and other liabilities    27,986                 31,434
  Contract obligations payable (Note 5)     19,000                 19,000
  Customers' deposits                          261                    263
  Municipal and state taxes accrued         21,431                 17,682
  Interest accrued                           4,566                  4,219
  Preferred stock dividends accrued             59                     59
--------------------------------------------------------------------------
        Total current liabilities          137,892                162,651
--------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction      42,243                 41,321
  Federal income taxes                      71,911                 71,236
  State income taxes                           302                    302
  Unamortized investment tax credits         7,585                  7,636
  Accumulated postretirement benefits        3,457                  3,571
--------------------------------------------------------------------------
        Total deferred credits             125,498                124,066
--------------------------------------------------------------------------


Contributions in Aid of Construction        54,116                 54,116
--------------------------------------------------------------------------


Commitments and Contingent Liabilities
--------------------------------------------------------------------------
                Total                    $ 855,512              $ 848,308
==========================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)                March 31,
                                                     2000          December 31,
                                                  (Unaudited)          1999
-------------------------------------------------------------------------------
Common Shareholders' Equity:
  E'town Corporation:
    Common stock without par value, authorized,
     15,000,000 shares, issued 2000, 8,826,065
     shares; 1999, 8,760,862 shares              $ 183,482          $ 180,124
    Paid-in capital                                  1,215              1,315
    Capital stock expense                           (5,160)            (5,160)
    Retained earnings                               51,710             53,922
    Less cost of treasury stock; 2000 and
     1999, 32,554 shares                              (968)              (968)
------------------------------------------------------------------------------
        Total common shareholders' equity          230,279            229,233
------------------------------------------------------------------------------
Preferred Shareholders' Equity
  Elizabethtown Water Company:
    Mandatory Redeemable Cumulative
     Preferred Stock:
      $100 par value, authorized, 200,000 shares;
       $5.90 series, issued and outstanding,
       120,000 shares                               12,000             12,000
   Cumulative Preferred Stock:
       $25 par value, authorized, 500,000 shares;
        none issued
   Applied Wastewater Management, Inc.:
       Redeemable Preferred Stock:
       No par value, noncumulative, issued and
        outstanding, 227 shares                        227                227
------------------------------------------------------------------------------
        Total preferred shareholders' equity        12,227             12,227
------------------------------------------------------------------------------
Long-term Debt (Notes 5 and 8):
  E'town Corporation:
      6 3/4% Convertible Subordinated Debentures,
       due 2012                                      8,276              8,705
      6.79% Senior Notes, due 2007                  12,000             12,000
      7.69% Senior Notes, due 2010                  30,000
  Applied Wastewater/Applied Water Management:
    6% Note Payable (due serially through 2027)        204                204
    9.65% Mortgage Note Payable (due 2001)             255                264
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                      10,000             10,000
    7 1/2% Debentures, due 2020                     15,000             15,000
    6.60% Debentures, due 2021                      10,500             10,500
    6.70% Debentures, due 2021                      15,000             15,000
    8 3/4% Debentures, due 2021                     27,500             27,500
    8% Debentures, due 2022                         15,000             15,000
    5.60% Debentures, due 2025                      40,000             40,000
    7 1/4% Debentures, due 2028                     50,000             50,000
    Variable Rate Debentures, due 2027              50,000             50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure Trust
     Notes(due serially through 2018)                6,994              7,040
    New Jersey Department of Environmental
     Protection Notes (due serially through 2018)    5,640              5,677
    9.65% Mortgage Note Payable (due 2001)             153                156
------------------------------------------------------------------------------
        Total long-term debt                       296,522            267,046
    Unamortized (discount) premium-net              (1,022)            (1,031)
------------------------------------------------------------------------------
        Total long-term debt-net                   295,500            266,015
------------------------------------------------------------------------------
           Total Capitalization                  $ 538,006          $ 507,475
==============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                         Three Months Ended
                                           March 31,            Year Ended
                                              2000             December 31,
                                           (Unaudited)             1999
------------------------------------------------------------------------------

Common Stock:
  Balance at Beginning of Period                 $ 180,124          $  169,324
  Common stock issued under Dividend
   Reinvestment and Stock Purchase Plan
   (2000, 43,408 shares; 1999, 197,547 shares)       2,630               8,702
  Redemption of Convertible Debentures (2000,
   10,475 shares; 1999, 44,225 shares)                 419               1,769
  Issuance of restricted stock under compensation
   programs (1999, 2,822 shares)                                           119
  Restricted stock (redeemed) in connection with
   acquisitions (1999, (25,756) shares)                                   (867)
  Exercise of stock options (2000, 11,500 shares;
   1999, 37,500 shares                                 309               1,077
------------------------------------------------------------------------------
  Balance at End of Period                         183,482             180,124
------------------------------------------------------------------------------

Paid-in Capital:                                     1,215               1,315
------------------------------------------------------------------------------

Capital Stock Expense:                              (5,160)             (5,160)
------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                    53,922              50,961
  Net Income                                         2,261              20,487
  Dividends on common stock (2000, $.51;
   1999, $2.04)                                     (4,473)            (17,526)
------------------------------------------------------------------------------
  Balance at End of Period                          51,710              53,922
------------------------------------------------------------------------------


Treasury Stock:                                       (968)              (968)
------------------------------------------------------------------------------

     Total Common Shareholders' Equity           $ 230,279           $ 229,233
==============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
          (In Thousands)                           Three Months Ended
            (Unaudited)                                  March 31,
                                                   2000            1999
-------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
 Net Income                                       $ 2,261        $ 6,300
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    4,187          3,674
   Gain on the sale of land                                       (3,197)
   Increase in deferred charges                    (2,474)          (367)
   Deferred income taxes and investment
    tax credits-net                                   624            844
   Capitalized interest and AFUDC                    (209)          (128)
   Other operating activities-net                    (156)         2,971
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
     Customer and other accounts receivable        (1,282)        (2,572)
      Mortgage and other notes receivable           2,087         (3,529)
     Unbilled revenues                                670            (26)
     Accounts payable and other liabilities        (3,450)        (1,165)
     Accrued/prepaid interest and taxes             5,071          8,517
     Other                                           (666)           106
-------------------------------------------------------------------------
     Net cash provided by operating activities      6,663         11,428
-------------------------------------------------------------------------
Cash Flows Provided (Used) by Financing Activities:
 Proceeds from issuance of common stock             2,939          2,153
 Funds held in Trust by others                        (72)           258
 Debt and preferred stock issuance and
  amortization costs                                  (48)           126
 Issuance of other long-term debt                  30,000
 Repayment of long-term debt                           (5)          (243)
 Contributions and advances for construction        1,892          1,728
 Refunds of customer advances for construction       (970)          (448)
 Net decrease in notes payable - banks            (25,500)        (2,038)
 Dividends paid on common stock                    (4,473)        (4,339)
-------------------------------------------------------------------------
    Net cash flows provided (used) by
    financing activities                            3,763         (2,803)
-------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures
 (excluding allowance for funds used during
 construction)                                     (5,070)        (9,300)
Capital expenditures on non-regulated property       (127)          (286)
 Proceeds from sale of land                                        2,069
-------------------------------------------------------------------------
    Net cash flows used for investing activities   (5,197)        (7,517)
-------------------------------------------------------------------------
Net Increase in Cash
  and Cash Equivalents                              5,229          1,108
Cash and Cash Equivalents at
  Beginning of Period                               4,367          5,909
-------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $ 9,596        $ 7,017
=========================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)        $ 5,365        $ 3,896
      Income taxes                                $     0        $ 1,600
      Preferred stock dividends                   $   177        $   177
   Noncash issuance of common stock               $   419        $   242

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
               (In Thousands)
                  (Unaudited)
                                                           Three Months Ended
                                                                  March 31,
                                                               2000     1999
-----------------------------------------------------------------------------
Operating Revenues                                         $  31,743 $ 31,066
-----------------------------------------------------------------------------
Operating Expenses:
  Operation                                                   12,232   11,591
  Maintenance                                                  1,742    1,456
  Depreciation                                                 3,460    3,197
  Revenue taxes                                                3,929    3,733
  Real estate, payroll and other taxes                           889      883
  Federal income taxes                                         1,655    2,189
-----------------------------------------------------------------------------
        Total operating expenses                              23,907   23,049
-----------------------------------------------------------------------------
Operating Income                                               7,836    8,017
-----------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during construction            114       75
  Federal income taxes                                          (126)     (72)
  Other - net                                                    263      128
-----------------------------------------------------------------------------
        Total other income                                       251      131
-----------------------------------------------------------------------------
Total Operating and Other Income                               8,087    8,148
-----------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                                   3,776    3,757
  Other interest expense - net                                   913       63
  Allowance for funds used during construction                   (95)     (53)
  Amortization of debt discount and expense-net                   99       98
-----------------------------------------------------------------------------
        Total interest charges                                 4,693    3,865
-----------------------------------------------------------------------------
Net Income                                                     3,394    4,283
Preferred Stock Dividends                                        203      203
-----------------------------------------------------------------------------
Earnings Applicable To Common Stock                        $   3,191 $  4,080
=============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                            March 31,
                                            2000              December 31,
Assets                                   (Unaudited)              1999
--------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service               $ 769,871              $ 770,251
  Construction work in progress             22,653                 17,495
--------------------------------------------------------------------------
        Total utility plant                792,524                787,746
  Less accumulated depreciation and
   amortizion                              140,003                136,975
--------------------------------------------------------------------------
        Utility plant-net                  652,521                650,771
--------------------------------------------------------------------------


Non-utility Property (Note 8)                7,409                  7,337
--------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                  3,394                  1,342
  Customer and other accounts receivable
   (less reserve: 2000, $683, 1999, $674)   17,903                 19,341
  Unbilled revenues                         10,022                 10,578
  Infrastructure loan funds
   receivable (Note 5)                       5,657                  5,657
  Materials and supplies-at average cost     4,740                  4,069
  Prepaid federal income taxes               5,108                  5,807
  Prepaid insurance, taxes, other            3,043                  3,229
--------------------------------------------------------------------------
        Total current assets                49,867                 50,023
--------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                  1,474                  1,538
  Unamortized debt and preferred
   stock expenses                            8,785                  8,900
  Taxes recoverable through future rates    13,466                 13,466
  Postretirement benefit expense             3,085                  3,145
  Flood expenditures                         6,604                  5,000
  Other unamortized expenses                 1,836                  1,007
--------------------------------------------------------------------------
        Total deferred charges              35,250                 33,056
--------------------------------------------------------------------------
            Total                        $ 745,047              $ 741,187
==========================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                            March 31,
                                           2000                December 31,
Capitalization and Liabilities          (Unaudited)               1999
--------------------------------------------------------------------------


Capitalization (Note 4):
  Common shareholder's equity            $ 221,809              $ 220,461
  Mandatory redeemable cumulative
  preferred stock                           12,000                 12,000
  Long-term debt - net                     244,765                244,842
--------------------------------------------------------------------------
        Total capitalization               478,574                477,303
--------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                     56,500                 51,500
  Long-term debt - current portion             567                    481
  Accounts payable and other liabilities    12,226                 19,989
  Customers' deposits                          194                    197
  Municipal and state taxes accrued         21,303                 17,592
  Interest accrued                           3,872                  3,745
  Preferred stock dividends accrued             59                     59
--------------------------------------------------------------------------
        Total current liabilities           94,721                 93,563
--------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction      41,031                 40,019
  Federal income taxes                      70,159                 69,570
  Unamortized investment tax credits         7,585                  7,636
  Accumulated postretirement benefits        3,280                  3,399
--------------------------------------------------------------------------
        Total deferred credits             122,055                120,624
--------------------------------------------------------------------------


Contributions in Aid of Construction        49,697                 49,697
--------------------------------------------------------------------------


Commitments and Contingent Liabilities
--------------------------------------------------------------------------
                Total                    $ 745,047              $ 741,187
==========================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)                             March 31,
                                              2000              December 31,
                                           (Unaudited)              1999
--------------------------------------------------------------------------

Common Shareholder's Equity (Note 4):
  Common stock without par value, authorized,
   15,000,000 shares,issued 2000 and 1999,
   1,974,902 shares                              $  15,741          $  15,741
  Paid-in capital                                  144,205            141,575
  Capital stock expense                               (485)             (485)
  Retained earnings                                 62,348             63,630
-----------------------------------------------------------------------------
      Total common shareholder's equity            221,809            220,461
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

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
    none issued
-----------------------------------------------------------------------------

 Long-term Debt:
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                      10,000             10,000
    7 1/2% Debentures, due 2020                     15,000             15,000
    6.60% Debentures, due 2021                      10,500             10,500
    6.70% Debentures, due 2021                      15,000             15,000
    8 3/4% Debentures, due 2021                     27,500             27,500
    8% Debentures, due 2022                         15,000             15,000
    5.60% Debentures, due 2025                      40,000             40,000
    7 1/4% Debentures, due 2028                     50,000             50,000
   Variable Rate Debentures, due 2027               50,000             50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure Trust
     Notes (due serially through 2018)               6,994              7,040
    New Jersey Department of Environmental
     Protection Notes (due serially through 2018)    5,640              5,677
    9.65% Mortgage Note Payable (due 2001)             153                156
-----------------------------------------------------------------------------
        Total long-term debt                       245,787            245,873
    Unamortized discount-net                        (1,022)            (1,031)
-----------------------------------------------------------------------------
        Total long-term debt-net                   244,765            244,842
-----------------------------------------------------------------------------
           Total Capitalization                  $ 478,574          $ 477,303
=============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                               Three Months Ended
                                                 March 31,          Year Ended
                                                   2000             December 31,
                                                (Unaudited)             1999
--------------------------------------------------------------------------------


Common Stock:                                    $  15,741          $   15,741
--------------------------------------------------------------------------------

Paid-in Capital:
  Balance at Beginning of Period                   141,575             132,753
  Capital Contributed by Parent Company from:
     Common Stock Issued Under Dividend
      Reinvestment and Stock Purchase Plan           2,630               8,702
     Issuance of Restricted and Unrestricted
      Stock Under Compensation Programs                                    120
--------------------------------------------------------------------------------
  Balance at End of Period                         144,205             141,575
--------------------------------------------------------------------------------

Capital Stock Expense                                 (485)               (485)
--------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                    63,630              60,564
  Net income                                         3,394              21,405
  Dividends on common stock                         (4,473)            (17,526)
  Dividends on preferred stock                        (203)               (813)
--------------------------------------------------------------------------------
  Balance at End of Period                          62,348              63,630
--------------------------------------------------------------------------------

     Total Common Shareholder's Equity           $ 221,809          $  220,461
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
               (In Thousands)
                  (Unaudited)                           Three Months Ended
                                                            March 31,
                                                          2000      1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                       $ 3,394        $ 4,283
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   3,460          3,197
    Increase in deferred charges                   (2,369)          (484)
    Deferred income taxes and investment tax
      credits-net                                     538            832
    Allowance for funds used during construction     (209)          (128)
    Other operating activities-net                    (50)           (16)
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
      Customer and other accounts receivable        1,438         (1,279)
      Unbilled revenues                               556            141
      Accounts payable and other liabilities       (7,766)        (2,365)
      Accrued/prepaid interest and taxes            4,723          7,299
      Other                                          (697)           106
--------------------------------------------------------------------------------
      Net cash provided by operating activities     3,018         11,586
--------------------------------------------------------------------------------

Cash Flows Provided (Used) by Financing Activities:
 Capital contributed by parent company              2,630          2,067
 Funds held in Trust by others                        (72)           258
 Debt and preferred stock issuance and
   amortization costs                                 115            114
 Repayment of long-term debt                                          (7)
 Contributions and advances for construction        1,982          1,728
 Refunds of customer advances for construction       (970)          (418)
 Net increase (decrease) in notes payable - banks   5,000         (2,000)
 Dividends paid on common stock and
  preferred stock                                  (4,650)        (4,516)
--------------------------------------------------------------------------------
     Net cash provided (used) by
      financing activities                          4,035         (2,774)
--------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)              (5,001)        (8,205)
--------------------------------------------------------------------------------
    Cash used for investing activities             (5,001)        (8,205)
--------------------------------------------------------------------------------
Net Increase in Cash and
  Cash Equivalents                                  2,052            607
Cash and Cash Equivalents at
  Beginning of Period                               1,342          3,598
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $ 3,394        $ 4,205
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)         $ 4,499        $ 2,795
     Income taxes                                 $     0        $ 1,600
     Preferred stock dividends                    $   177        $   177
See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION
    E'town Corporation (E'town), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The Corporation and its subsidiaries as a consolidated entity are referred to herein as the Corporation. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment.

2.  PENDING MERGER
    On November 21, 1999, E'town entered into an agreement (Merger Agreement) with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash or approximately $607 million. Thames Water will also assume the debt of the Corporation. The acquisition will take the form of a merger (Merger) of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

    A special meeting of shareholders will be held on May 18, 2000 to seek shareholder approval of the transaction. The review of the acquisition by the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been completed. The acquisition is subject to approval by the New Jersey Board of Public Utilities (BPU). Certain clearances must also be obtained from the New Jersey environmental regulators. The transaction is expected to close prior to the end of 2000.

3.  INTERIM FINANCIAL STATEMENTS
    The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The Notes to Consolidated Financial Statements accompanying the 1999 Annual Report to Shareholders and the 1999 Form 10-K should be read in conjunction with this report.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

    New Accounting Pronouncements
    In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 for one year. Consequently, SFAS No. 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation does not believe this Statement will have any impact on the Corporation's financial condition and results of operations.

4.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown from the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $2.63 million from the DRP proceeds to Elizabethtown for the three months ended March 31, 2000.

5.  LONG-TERM DEBT
    In February 2000, E'town issued $30 million of 7.69% Senior Notes due 2010 in a private placement. The proceeds were used to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the city of Elizabeth and capital expenditures for the non-regulated subsidiaries.

    E'town has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreements for E'town's 6.79% and 7.69% Senior Notes require the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of March 31, 2000, the fixed charges coverage ratio was 2.22 to 1 and the debt to total capitalization ratio was .62 to 1, calculated in accordance with the Note Agreements.

    The aggregate maturities of the Corporation's long-term debt (including the portion classified as current and contract obligations payable) as of December 31, 1999 for each of the succeeding five years are: 2000, $19.49 million; 2001, $1.00 million; 2002, $.59 million; 2003, $.60 million and
    2004, $.61 million.   Included in the Corporation's amounts are
    Elizabethtown's aggregate long-term debt maturities for each of the five years succeeding December 31, 1999 : 2000, $.48 million; 2001, $.72 million; 2002, $.58 million; 2003, $.59 million and 2004, $.60 million.

    In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans will be used to repay short-term debt incurred to finance the Mansfield Project, a construction project that was undetaken to comply with New Jersey legislative restrictions to obtain an alternative water supply to reduce pumpage from an aquifer and was fully in service in late December 1999 . The Company expects to request these funds from the Trust in the second quarter of 2000.

 6. LINES OF CREDIT
    E'town has $115 million of uncommitted lines of credit with several banks, of which up to $55 million is available for use by its unregulated subsidiaries and $90 million is available to Elizabethtown. Of the lines available to Elizabethtown, $10 million represents a committed line of credit. These lines, together with internal funds and proceeds from the sale of E'town's common stock or capital contributions from Thames Water after the pending Merger, medium-term notes, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings are expected to be sufficient to finance the Corporation's capital needs.

7.  EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 follow:

                                    Three Months Ended
                                          March 31,

    In Thousands of Dollars           2000         1999
    ----------------------------------------------------
    Except Per Share Amounts
    Basic:
    Net Income                      $2,261      $6,300
    Average common shares            8,723       8,512
    outstanding
    ----------------------------------------------------
    Basic earnings per share        $  0.26     $  0.74
    ====================================================
    Diluted:
    Net income                      $2,261      $6,300
    After tax interest expense
    applicable to 6 3/4%
    Convertible Subordinated
        Debentures                   92          112
    ----------------------------------------------------
    Adjusted net income             $2,353      $6,412
    ====================================================
    Average common shares            8,723       8,512
    outstanding
    Additional shares from              32          25
    assumed exercise of
    stock options
     Additional shares from            261         260
    assumed conversion
    of  6 3/4% Convertible
    Subordinated
    Debentures
    Average common shares            9,016       8,797
    outstanding as
    adjusted
    ----------------------------------------------------
    Diluted earnings per share      $  0.26     $  0.73
    ====================================================


8.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The  detail  of  amounts   included  in  Non-Utility   Property  and  Other
    Investments at March 31, 2000 and December 31, 1999 is as follows:

    Thousands of Dollars                                   2000       1999
    ------------------------------------------------------------------------
    Except Per Share Amounts

    Funds held in trust by others                        $ 7,336     $ 7,264
    Other capital assets                                      73          73
    ------------------------------------------------------------------------
    Total Elizabethtown Water & Subsidiary                 7,409       7,337
    Concession fees on privatization contracts - net
     of amortization                                      53,555      53,946
    Capital assets from privatization contracts - net
     of amortization                                       6,209       6,165
    Investments in real estate                             9,048       9,049
    Goodwill on AWM and AWWM acquisitions - net of
     amortization                                          4,995       5,036
    Investment in SEGS                                     1,089       1,089
    Other capital assets                                   2,411       2,356
    Other                                                    182         185
    ------------------------------------------------------------------------
    Total E'town Corporation & Subsidiaries              $84,898     $85,163
    ========================================================================

    E'town, through Liberty, has a 40-year privatization agreement , entered into in July 1998 with the city of Elizabeth (Elizabeth), New Jersey to operate its water system which serves approximately 17,600 customers. Under the contract, Liberty made concession payments to Elizabeth of $19.7 million in 1998 and $12 million in 1999 and is obligated to make a concession payment of $19 million in June 2000. These concession fee payments are being amortized on a straight-line basis over the life of the contract and are included in the table above Under the terms of the contract, Liberty will deposit $57.8 million from customer collections over the 40-year contract into a fund administered by Elizabeth (Fund Deposits), of which $52.3 million is due after 2012. Elizabeth will use the Fund Deposits to pay for capital improvements or for other water system purposes. As these funds will be controlled by Elizabeth, they will be accounted for as a pass-through from customers to Elizabeth and will not be included in revenues or expenses of Liberty. Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract as well as for all operating expenses . Of the construction commitments, approximately $2.45 million is expected to be expended in the next three years. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $2.3 million and $1.9 million as of March 31, 2000 and December 31, 1999, respectively. Over the life of the contract, Liberty will bill the customers of the water system in accordance with rate increases set forth in the contract and receive all revenues except for the Fund Deposits . E'town has guaranteed Liberty's performance of the contract provisions.

    Liberty also performs the commercial billing operations for the wastewater system of Elizabeth and remits all cash collected to Elizabeth. Liberty does not operate the wastewater system. Included in the Consolidated Balance Sheets of the Corporation as Customer and Other Accounts Receivable at March 31, 2000 and December 31, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $4.70 million and $5.05 million, respectively. An equal amount of liability to Elizabeth is included in Accounts Payable and Other Liabilities to reflect Liberty's obligation to remit these funds to Elizabeth as collected.

    E'town, through Edison, has a 20-year privatization agreement, entered into in June 1997, with the township of Edison, New Jersey to operate its water system which serves approximately 11,500 customers. Under the terms of the contract, Edison bills and receives all water revenues generated as a result of operating the water system of the township of Edison and pays all the operating expenses. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $12.61 million has been spent as of March 31, 2000. Construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Expenditures include capital improvements to the water system as well as contract payments to the township of Edison. Of the total, approximately $2.94 million is expected to be expended in the next three years of the contract. An initial payment of $5.7 million was made upon the closing and has been included in the table above. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $1.2 million and $1.1 million as of March 31, 2000 and December 31, 1999, respectively. E'town has guaranteed Edison's performance of the contract provisions.

    If the Elizabeth or Edison contracts were terminated by either the township of Edison or the city of Elizabeth, the unamortized balance of the concession fees and amounts paid for additional capital improvements would be refunded to Liberty and Edison in accordance with the contracts

    Included in Non-Utility Property and Other Investments at March 31, 2000 and December 31, 1999 are $9.05 million of investments in various parcels of undeveloped land in New Jersey. In February 1999, Properties sold a parcel of land which had been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.00 million net of taxes. Cash proceeds of $1.99 million were received in

    1999. The remaining $4.33 million was financed with a 7.75% mortgage, to be paid over 2 years. The mortgage balance, including accrued interest, of $1.92 million is included in Mortgage and other notes receivable in the Corporation's Consolidated Balance Sheet as of March 31, 2000. Properties sold a small parcel in Clinton, New Jersey in 1999 for $.6 million at a gain of less than $.1 million net of taxes. The sale proceeds are being invested into water and wastewater projects. Properties has entered into contracts for sale for all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take up to several years. Based upon the expected sales prices for these properties under the contracts, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 2000.

    Included in Non-Utility Property and Other Investments at March 31, 2000 and December 31, 1999 is an investment of $1.09 million ($.35 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. E'town owns a 3.19% interest in SEGS. The investment is being accounted for on the equity method. E'town continues to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

    During 1999 AWM made certain investments in non-regulated wastewater assets for $1.7 million. Of this amount $1.2 million was recorded as other capital assets and $.5 million was recorded as goodwill. The goodwill is being amortized over 10 years.

9.  REGULATORY MATTERS
    MOUNT HOLLY
    In December 1999, Mount Holly completed a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey.

    Effective January 1, 2000, Mount Holly received an increase in annual rates of $1.88 million. This increase included costs for the Mansfield Project. After elimination of a purchased water adjustment clause (PWAC), the net rate increase was $.51 million. This increase also reflects additional construction and financing costs, as well as higher operating costs since base rates were last established in January 1996.

    In June 1999, Mount Holly purchased Homestead Water Utility, Inc. and AWWM purchased Homestead Treatment Utility, Inc. for a combined cash price of $1.8 million. The entities provide water and wastewater services to approximately 800 customers of the Homestead community in southern New Jersey. The transactions were accounted for as purchases.

10. SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. Segment data for the three month periods ended March 31, 2000 and 1999 is presented as follows :

                                                Three Months Ended
                                                     March 31,

    In Thousands of Dollars                     2000         1999
    ---------------------------------------------------------------
    Operating Revenues:
    Regulated Utilities                      $ 31,938      $ 31,117
    Contract Operations                         4,869         4,774
    Engineering/Operations and Construction     3,304         1,514
    Intersegment Elimination                   (1,948)       (1,929)
    ---------------------------------------------------------------
    Consolidated Operating Revenues          $ 38,163      $ 35,476
    ===============================================================

    Operating Expenses:
    Regulated Utilities                      $ 24,074      $ 23,128
    Contract Operations                         4,241         3,990
    Engineering/Operations and Construction     3,731         1,438
    Financing & Investment                        194           174
    Intersegment Elimination                   (1,948)       (1,929)
    ---------------------------------------------------------------
    Consolidated Operating Expenses          $ 30,292      $ 26,801
    ===============================================================

    Interest Expense:
    Regulated Utilities                      $  4,731      $  3,866
    Contract Operations                           427           290
    Engineering/Operations and Construction        45
    Financing & Investment                        494           326
    ---------------------------------------------------------------
    Consolidated Interest Expense            $  5,697      $  4,482
    ===============================================================

    Depreciation and Amortization Expense:
    Regulated Utilities                      $  3,550      $  3,224
    Contract Operations                           477           401
    Engineering/Operations and Construction       130            11
    Financing & Investment                         30            38
    ---------------------------------------------------------------
    Consolidated Depreciation and
     Amortization Expense                    $  4,187      $  3,674
    ===============================================================

    Net Income (Loss):
    Regulated Utilities                      $  3,178      $  4,056
    Contract Operations                           232           521
    Engineering/Operations and Construction      (472)           75
    Financing & Investment                       (677)        1,648
    ---------------------------------------------------------------
    Consolidated Net Income                  $  2,261      $  6,300
    ===============================================================

                                  Total Assets              Total Debt
    --------------------------------------------------------------------------
                              As of        As of         As of       As of
                            March 31,   December 31,   March 31,   December 31,
                               2000        1999          2000         1999
    --------------------------------------------------------------------------

    Regulated Utilities      $754,472    $750,690      $304,407     $299,398
    Contract Operations        75,132      72,921        44,323       44,624
    Engineering/Operations
     and Construction           8,141       7,506         2,992        2,067
    Financing & Investment     54,271      51,574        61,776       59,660
    Intersegment Elimination  (36,504)    (34,383)      (34,409)     (30,740)
    --------------------------------------------------------------------------
    Consolidated Total       $855,512    $848,308      $379,089     $375,009
    ==========================================================================


11. OTHER MATTERS
    In September 1999, Elizabethtown withdrew its primary water treatment plant, the Raritan-Millstone Water Treatment Plant (Plant), from service as a result of flooding from Tropical Storm Floyd (Floyd). For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system because overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for approximately 3 days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media have been deferred and are expected to be recoverable through insurance. The Company has incurred $8.6 million of flood-related expenditures and has received an advanced reimbursement of $2.0 million from its insurance carrier. The remaining $6.6 million of flood-related expenditures is reported on the Consolidated Balance Sheet as a deferred charge at March
    31, 2000   (see Note 12 for legal matters related to Floyd).

12. LEGAL MATTERS
    On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The lawsuit alleges breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's Plant was flooded from Floyd and was withdrawn from service for approximately 3 days. Elizabethtown has notified its insurance carrier of the lawsuit and has filed a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. In March 2000, the New Jersey Superior Court
    (NJSC) ruled that in the event the lawsuit is not dismissed, the case be referred to the BPU for purposes of investigating the matter and reporting its findings to the NJSC. The NJSC, in view of the BPU's findings, will then determine what, if any, damages were suffered by the plaintiffs and what liability rests with Elizabethtown. Although the insurance carrier does not provide coverage for breach of contract and limits its liability coverage for breach of tariff, the Corporation maintains that plaintiffs' allegations are without merit and believes that the plaintiffs' chances of prevailing are not probable and that those allegations specifically not covered by insurance pose immaterial liability.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly, Liberty, AWM and Edison contributed 3.2%, 5.4%, 7.4% and 1.6%, respectively, of the Corporation's consolidated operating revenues for 1999. Reference to the Corporation and its subsidiaries as a consolidated entity is referred to herein as E'town. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment (See
      Note 10 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999.

      PENDING MERGER
      On November 21, 1999, E'town entered into an agreement (Merger Agreement) with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash or approximately $607 million. Thames Water will also assume the debt of the Corporation. The acquisition will take the form of a merger (Merger) of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

      A special meeting of shareholders will be held on May 18, 2000 to seek shareholder approval of the transaction. The review of the acquisition has been approved by the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been completed. The acquisition is subject to approval by the New Jersey Board of Public Utilities (BPU). Certain clearances must also be obtained from the New Jersey environmental regulators. The transaction is expected to close prior to the end of 2000.

      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      For the three months ended March 31, 2000, capital expenditures were $5.2 million, principally comprised of other additions and improvements to water utility plant and wastewater facilities. For the three years ending December 31, 2002, capital and investment requirements for the Corporation are estimated to be $171.4 million, consisting of (i) expenditures for the Regulated Utilities Segment ($135.1 million for Elizabethtown, $4.7 million for Mount Holly and $5.2 million for AWWM),
      (ii) investments in the Contract Operations segment for concession payments by Liberty and capital improvements for Liberty and Edison of $24.4 million, and (iii) investments in the Engineering/Operations and Construction segment of $2.0 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

      REGULATED UTILITIES SEGMENT
      Elizabethtown
      Elizabethtown's three-year capital program includes $62.0 million for routine projects (services, hydrants, system rehabilitation and main extensions not funded by developers) and $73.1 million for transmission system upgrades, a new operations center, expansion of the Canal Road Water Treatment Plant (Canal Road) and other projects. Canal Road will be expanded to provide for enhanced system reliability and to accommodate customer growth. Canal Road was designed as a 40 million gallon per day (MGD) plant, expandable to 200 MGD.

      Mount Holly
      During the next three years, Mount Holly expects to spend $4.7 million, of which $3.3 million is for routine projects (services, hydrants and main extensions not funded by developers).

      In December 1999, Mount Holly completed a construction project, called the Mansfield Project, to comply with New Jersey legislative restrictions to obtain alternative water supplies, thereby reducing its water pumpage from an aquifer, which had been subject to over-pumping by Mount Holly and various local purveyors in a portion of southern New Jersey.

      Effective January 1, 2000, Mount Holly received an increase in annual rates of $1.88 million. This increase included costs for the Mansfield Project. After elimination of a purchased water adjustment clause
      (PWAC), the net rate increase was $.51 million. This increase also reflects additional construction and financing costs, as well as higher operating costs since base rates were last established in January 1996.

      AWWM
      AWWM expects to incur capital expenditures of $5.2 million in the next three years for purchases of wastewater plants from developers.

      CONTRACT OPERATIONS SEGMENT
      LIBERTY
      Under the contract to operate the water system of the city of Elizabeth, New Jersey, Liberty made payments to Elizabeth of $19.7 million in 1998 and $12.0 million in June 1999 and is contractually obligated to make a payment to Elizabeth of $19 million in June 2000. Under the terms of the contract, Liberty will deposit $57.8 million from revenues earned during the 40-year contract, of which $52.3 million is due after 2012, into a
      fund administered by Elizabeth (Fund Deposits).   Elizabeth will use the
      Fund Deposits  to pay for capital improvements or for other water system
      purposes.   Liberty is responsible for $7.45 million of construction
      expenditures, primarily for meter replacements, during the life of the contract. Of the total construction expenditures, approximately $2.5 million is expected to be expended in the next three years.

      EDISON
      Under the contract to operate the water system of the township of Edison, New Jersey, Edison Water Company expects to spend $2.9 million during the next three years to upgrade the system.

      ENGINEERING/OPERATIONS/CONSTRUCTION SEGMENT
      AWM
      AWM expects to incur capital expenditures of $2.0 million during the next three years, primarily for vehicles and equipment used in the construction and waste hauling operations.

      Capital Resources
      During 1999 the Corporation financed 37.0% of its capital expenditures, including capital expenditures for the Regulated Utilities segment and investments in the Contract Operations and

      Engineering/Operations and Construction segments, from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of short-term borrowings under lines of credit, proceeds from capital contributions from E'town (funded by issuances of Common Stock under E'town's Dividend Reinvestment and Stock Purchase Plan) and proceeds from the sale of real estate.

      For the three-year period ending December 31, 2002, the Corporation estimates that 52% of its currently projected capital expenditures and concession fee obligations for all segments are expected to be financed with internally generated funds (after payment of common stock dividends, at current levels). The balance will be financed with a combination of proceeds from the sale of E'town common stock or capital contributions from Thames Water after the pending Merger, medium-term notes, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. Elizabethtown expects to pursue additional tax-exempt financing to the extent that final allocations are granted by the NJEDA.

      In February 2000 E'town issued $30 million of 7.69% Senior Notes due 2010. The proceeds were used to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the city of Elizabeth and capital expenditures for the non-regulated subsidiaries.

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

      E'town' s senior debt is currently rated A3 and A and Elizabethtown's senior debt is currently rated A2 and A+ by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.


      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the three months ended March 31, 2000 would result in a $1.1 million change in interest costs related to short-term and variable rate debt and to earnings before tax.

      RESULTS OF OPERATIONS

      Net Income for the three months ended March 31, 2000 was $2.3 million or $.26 per basic share as compared with $6.3 million or $0.74 per basic share for the same period in 1999.

      Of the $4.0 million or $.48 per basic share decrease, $ 2.1 million or $.24 was attributable to an after-tax gain in the 1999 period on the sale of a real estate parcel in the Financing and Investment segment in 1999. Of the remaining $1.9 million decrease, $.9 million or $.12 per basic share is largely the result of higher operations expenses in the Regulated Utilities segment primarily because Elizabethtown has not recovered increases in operations expenses in rate increases, $.5 million or $.06 per share is related to higher personnel and operating costs, reflective of growth in the Engineering/Operations and Construction segment and $.5 million or $.06 per share consists of interest costs on additional long-term debt in the Financing and Investment segment and increased borrowings in the Contract Operations segment.

      Operating Revenues increased $2.7 million or 7.6% for the three months ended March 31, 2000 as compared to the same period in 1999. Revenues from the Engineering/Operations and Construction segment increased by $1.8 million to $3.3 million due to AWM's additional revenues from new contracts to design and build wastewater facilities and its acquisition in late 1999 of a septic services business (see Economic Outlook - Engineering/ Operations and Construction Segment). The Regulated Utilities segment accounted for $.8 million of the increase due to new industrial wholesale customers, higher fire service income from commercial users and customer growth. The Contract Operations segment provided the remaining $.1 million increase in revenues.

      Operation Expenses increased $3.4 million or 23.4% for the three months ended March 31, 2000 as compared to the same period in 1999. Of the increase, $2.4 million is attributable to the Engineering/Operations and Construction segment, primarily reflecting additional personnel costs as well as other operating costs to support recently acquired business
      (see Operating Revenues above) and future customer growth opportunities (see Economic Outlook - Engineering/
      Operations and Construction Segment). The Regulated
      Utilities segment comprised $ .6 million of the increase due to labor costs for additional employees, overtime pay caused by a harsher 2000 winter and leasing expenditures associated with upgrading Elizabethtown's vehicle fleet, partially offset by a reduction of purchased water expense at Mount
      Holly from elimination of the PWAC. The Contract Operations segment accounted for $.3 million of the increase, principally due to purchased water costs. The remaining $.1 million of the increase in operating expenses is attributable to Merger transaction costs incurred by the Financing and Investment segment.

      Maintenance Expenses increased $.3 million or 18.2% for the three month period ended March 31, 2000 as compared to the comparable period in the prior year primarily at the Regulated Utilities segment due to the harsher winter weather of 2000. Maintenance costs at the other segments remained relatively flat as compared with the same period in the prior year.

      Depreciation and Amortization Expense increased $.5 million or 14.0% for the three month period in 2000 as compared with the first quarter of 1999. Of the increase, $.3 million is due to depreciation on additions to utility plant in the Regulated Utilities segment, $.1 million to depreciation on nonutility plant in the Contract Operations segment and $.1 million to and amortization of goodwill from acquisition of a septic services business in 1999 in the Engineering/Operations and Construction segment.
      Revenue Taxes increased $.2 million or 5.8% for the first quarter of 2000 as compared with the first quarter of 1999 due to an overall increase in water sales by the Regulated Utilities segment.

      Real Estate, Payroll and Other Taxes Expenses increased $.1 million or 11.2% for the three months ended March 31, 2000 as compared with the first quarter of 1999 due to increased payroll taxes on higher labor costs.

      Federal Income Taxes as a component of operating expenses decreased $1.1 million or 47.6% for the three month periods ended March 31, 2000 compared to 1999 due to changes in taxable operating income for each segment.

      Other Income (Expense) decreased $2.0 million or 87.5% for the first quarter of 2000 as compared with the first quarter of 1999 due principally to the sale of a parcel of land in Green Brook, New Jersey in 1999 at a gain of $3.2 million ($2.1 million after taxes) in the Financing and Investment segment.

      Total Interest Charges increased $1.2 million or 27.1% for the three months ended March 31, 2000. The increase is comprised of (i) $.8 million in the Regulated Utilities segment for interest expense incurred on a higher level of short-term bank notes used to fund Elizabethtown's and Mount Holly's capital expenditures and a higher interest rate on Elizabethtown's long-term variable rate debt (ii) $.3 million in the Financing and Investment segment for interest costs on new private placement Senior Notes issued in February 2000 and (iii) $.1 million in the Contract Operations segment to finance Liberty's scheduled concession payment in June 1999 to the city of Elizabeth.

      ECONOMIC OUTLOOK
      Forward Looking Information
      Information in this report includes certain forward looking statements within the meaning of the Federal securities laws regarding future earnings, capital expenditures and anticipated actions of regulators, among other things. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, the closing of the pending Merger with Thames Water, changes in environmental regulation and associated costs of compliance and additional investments or acquisitions which may be made by the Corporation.

      E'town Corporation and Subsidiaries
      Earnings are expected to be lower in 2000 than in 1999 for the following reasons:

      Regulated Utilities Segment - Water consumption is assumed to return to normal levels following a warm, dry summer in 1999. In addition, Elizabethtown has agreed to delay the filing of a base rate case, originally planned for early 2000 until at least August 2000 as a condition of the Merger Agreement. A rate case is expected to be filed early in 2001. As a result, recovery of increases in operating costs and costs associated with additional utility plant investments since rates were last increased in 1996 will be delayed.

      Engineering/Operations and Construction Segment - Despite substantial revenue gains for the first quarter of 2000 over the same period in 1999, increased costs, primarily related to additional personnel incurred to support growth of this segment, led to a loss for the first quarter of 2000. A loss is also currently expected for the year 2000. Management is reviewing its plans and financial projections for the remainder of the year to achieve improved financial results as the company grows.

      Financing and Investment Segment - Properties' $2.1 million contribution to net income during the first quarter of 1999 was due to a land sale that will not recur. Gains are expected on land sales for Properties remaining two parcels. The sales are not expected to close before 2001. In addition, E'town will incur expenses associated with the pending Merger.

      During the next several years, management will further seek to increase earnings by (i) maximizing earned returns on the Regulated Utilities segment through expansion efforts to increase sales, cost control measures and obtaining timely and adequate rate relief and (ii) investing in water and wastewater assets (including municipal privatization contracts, as well as designing, constructing, operating and purchasing wastewater assets through AWM and AWWM, discussed below).

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown expects lower net income in 2000 because (i) water consumption is assumed to return to normal levels following a warm, dry summer in 1999 and (ii) higher costs associated with operations and capital investments incurred since rates were last established in 1996 which are not presently recovered in rates. Both factors will be partially offset by continued growth in Elizabethtown's customer base. Furthermore, a rate case originally planned to be filed early in 2000, but delayed to at least August 2000 due to the Merger Agreement, is planned to be filed early in 2001.

      Management has assumed lower earnings in 2000 than in 1999 based on a return to normal usage patterns (based on a 5-year average). Water sales during 1999 exceeded normal levels (based on 5-year average per customer consumption) by an estimated $2.7 million due to a drought during July and taking into effect state-imposed restrictions on water use during August.

      Elizabethtown, which received its last rate increase in 1996, expects lower net income in 2000 and 2001 pending the completion of the rate case originally planned for early in 2000, but delayed due to the Merger Agreement. Upon completion of the rate case planned for early in 2001, Elizabethtown expects its earned returns on common equity to increase from 9.4% (for the twelve months ended March 31, 2000) to levels comparable to authorized rates of return. Recent returns authorized by the New Jersey Board of Public Utilities are higher than that currently being earned by Elizabethtown. As part of that rate case, Elizabethtown will request rate recognition for approximately $90 million in additional investments in utility plant since rates were last adjusted in 1996, as well as for increases in expenses since that time.

      Elizabethtown is experiencing growth in all customer classes. Total customers increased by more than 2,000 in 1999. While sales to wholesale customers for the first quarter of 2000 are similar to last year, in March 2000 Elizabethtown increased its deliveries to a long-standing wholesale customer by 2 million gallons per day (annualized revenue impact of $1.1 million). Sales to fire service and industrial customers also increased for the quarter.

      Mount Holly had a negative rate of return on common equity of 2.6% in 1999, compared to an authorized rate of return of 11.25%, established in its 1996 base rate case. Mount Holly earned significantly below its authorized return in 1999 and 1998 because the Company was precluded from filing for needed rate relief due to recently settled litigation with another purveyor. Management expects Mount Holly to contribute to the Corporation's earnings per share in 2000 as a result of a Stipulation Agreement approved by the BPU whereby a rate increase of $1.9 million, or a net increase of $.5 million after elimination of the PWAC, was effective January 1, 2000.

      AWWM expects to become profitable after it expands its customer base in the next several years.

      Contract Operations Segment
      Liberty
      Liberty is expected to realize a return on its capital in an amount similar to that currently earned by the Corporation's regulated operations.

      Edison
      Edison is expected to realize a return on its capital in an amount similar to that currently earned by the Corporation's regulated operations. Contributions to earnings will be small through 2002 and then will increase as rate increases specified in the contract take effect.

      E'town continues to pursue opportunities to operate municipal water and wastewater systems under long-term contracts, primarily in New Jersey. E'town will focus on opportunities where it may have an advantage due to location or experience in operation.

      Engineering/Operations and Construction Segment
      AWM
      AWM, acquired by E'town in June 1998, provides engineering, construction and operations services for stand-alone water and wastewater treatment facilities for industrial, commercial and residential customers, as well as developers of such properties.

      Despite increases in revenues for the quarter ended March 31, 2000 versus the comparable period in 1999, AWM incurred a loss for the quarter due primarily to higher costs to finance growth. Such costs are due to additional personnel to support higher business volumes as well as startup and subsequent expansion, of an office in New England. In addition, two construction projects anticipated for the first quarter were delayed due to permitting issues. Customer demand remains strong with several projects in the proposal and/or contract negotiation stage. Management is reviewing its plans and financial projections for the remainder of the year to achieve improved financial results as the company grows.

      Financing and Investment Segment
      E'town and Properties
      In 1997, E'town decided to sell its unregulated real estate assets (Properties) and reinvest the proceeds in water and wastewater projects. Several properties were sold during 1997 and 1998 and one property was sold in January, 1999 for an after-tax gain of $2.0 million.

      At this time, the two remaining properties are under contract to be sold for amounts in excess of current carrying costs. The sale of these parcels is contingent upon various municipal approvals and closings are expected to occur in stages from 2001 through 2004. After-tax sale proceeds are expected to be used to fund investments in water and wastewater projects.

      New Accounting Pronouncements
      See Note 3 of the Corporation's Notes to Consolidated Financial Statements for a discussion of new accounting standards.

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

      The Costs To Address The Corporation's Year 2000 Issues
      The significant business systems of the Corporation defined above are Year 2000 compliant and have been operational for up to several years. Therefore, no further costs are expected to be incurred in connection with bringing these systems into compliance. The peripheral support systems required the Corporation to incur costs of approximately $.3 million in 1999 to bring them into compliance.

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

      PART II - OTHER INFORMATION

      Item 1 Legal Proceedings
      On September 23, 1999, two parties filed separate class action lawsuits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The lawsuit alleges breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's Plant was flooded from Floyd and was withdrawn from service for approximately 3 days. Elizabethtown has notified its insurance carrier of the lawsuit and has filed a motion for summary judgment to dismiss the lawsuit as a class action proceeding prior to answering the allegations. In March 2000, the New Jersey Superior Court (NJSC) ruled that in the event the lawsuit is not dismissed, the case be referred to the BPU for purposes of investigating the matter and reporting its findings to the NJSC. The NJSC, in view of the BPU's findings, will then determine what, if any, damages were suffered by the plaintiffs and what liability rests with Elizabethtown. Although the insurance carrier does not provide coverage for breach of contract and limits its liability coverage for breach of tariff, the Corporation maintains that plaintiffs' allegations are without merit and believes that the plaintiffs' chances of prevailing are not probable and that those allegations specifically not covered by insurance pose immaterial liability.

      Items 2 - 5:

           Nothing to Report.

      Item 6(a) - Exhibits

      Exhibits to Part I:


      Exhibit 4     -   E'town Corporation - Note Purchase Agreement
                        relating to 7.69% Senior Notes due February 1, 2010

      Exhibit 12    -   E'town Corporation and Subsidiaries - Computation of
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


Date : May 12, 2000



                               E'TOWN CORPORATION
                               ELIZABETHTOWN WATER COMPANY




                               /s/ Gail P. Brady
                               ____________________________________
                               Gail P. Brady
                               Treasurer



                               /s/ Dennis W. Doll
                               _____________________________________
                               Dennis W. Doll
                               Controller