Form 10-Q
period 2000-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 2000-08-15
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                                   Outstanding at
 Class of Common Stock:                            June 30, 2000
 E'town Corporation (without par value)              8,842,601
 Elizabethtown Water Company (without par value)*    1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            20

PART II - OTHER INFORMATION                                            27

      Items 1 - 5

      Item 6 (a) - Exhibits                                            28
             (b) - Reports on Form 8-K                                 28

      SIGNATURES                                                       29

E'TOWN CORPORATION AND SUBSIDIARIES
In Thousands Except Per Share Amounts)
           (Unaudited)
                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          2000      1999       2000      1999
===============================================================================
Operating Revenues                     $ 41,794  $ 41,611  $  79,957 $  77,087
-------------------------------------------------------------------------------
Operating Expenses:
 Operation                               17,920    17,889     35,906    32,464
 Maintenance                              1,660     1,563      3,561     3,172
 Depreciation and amortization            4,187     3,711      8,374     7,385
 Revenue taxes                            4,473     4,542      8,429     8,282
 Real estate, payroll and other taxes     1,106       872      2,207     1,862
 Federal income taxes                     2,274     2,855      3,435     5,068
-------------------------------------------------------------------------------
     Total operating expenses            31,620    31,432     61,912    58,233
-------------------------------------------------------------------------------
Operating Income                         10,174    10,179     18,045    18,854
-------------------------------------------------------------------------------
Other Income (Expense):
 Allowance for equity funds used during
  construction                              111       141        225       216
 Federal income taxes                      (158)     (309)      (305)   (1,552)
 Gain on sale of land (Note 8)                                           3,197
 Other - net                                343       751        666     1,032
-------------------------------------------------------------------------------
     Total other income                     296       583        586     2,893
-------------------------------------------------------------------------------
Total Operating and Other Income         10,470    10,762     18,631    21,747
-------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt               4,785     4,239      9,223     8,373
 Other interest expense - net             1,144       565      2,384       856
 Capitalized interest                      (105)     (112)      (200)     (165)
 Amortization of debt discount and
  expense-net                               115       110        229       220
-------------------------------------------------------------------------------
Total interest charges                    5,939     4,802     11,636     9,284
-------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
 of Subsidiary                            4,531     5,960      6,995    12,463
Preferred Stock Dividends                   203       203        406       406
-------------------------------------------------------------------------------
Net Income                             $  4,328  $  5,757  $   6,589  $ 12,057
===============================================================================

Earnings Per Share of Common Stock (Note 7):
-------------------------------------------------------------------------------
 Basic                                 $   0.49  $   0.67  $    0.75  $   1.41
 Diluted                               $   0.49  $   0.66  $    0.75  $   1.39
-------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
-------------------------------------------------------------------------------
      Basic                               8,824     8,562      8,798     8,537
      Diluted                             9,057     8,843      9,037     8,820
-------------------------------------------------------------------------------

Dividends Paid Per Common Share        $   0.51  $   0.51  $    1.02   $  1.02
===============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                        June 30,
                                                        2000       December 31,
Assets                                               (Unaudited)       1999
-------------------------------------------------------------------------------


Utility Plant-At Original Cost:
Utility plant in service                            $  778,508      $  779,485
  Construction work in progress                         30,093          17,441
-------------------------------------------------------------------------------
     Total utility plant                               808,601         796,926
  Less accumulated depreciation                        143,890         137,587
-------------------------------------------------------------------------------
     Utility plant-net                                 664,711         659,339
-------------------------------------------------------------------------------


Non-utility Property and Other
 Investments - Net (Note 8)                             85,373          85,163
-------------------------------------------------------------------------------


Current Assets:
 Cash and cash equivalents                               3,993           4,367
 Customer and other accounts receivable
  (less reserve: 2000, $1,352, 1999, $1,044) (Note 8)   33,119          30,129
 Mortgage and other notes receivable                     2,232           4,600
 Unbilled revenues                                      14,953          12,972
 Infrastructure loan funds receivable (Note 5)           5,657           5,657
 Materials and supplies-at average cost                  4,732           4,069
 Prepaid federal income taxes                              271           4,617
 Prepaid insurance, taxes, other                         2,668           3,663
-------------------------------------------------------------------------------
     Total current assets                               67,625          70,074
-------------------------------------------------------------------------------


Deferred Charges:
 Waste residual management                               1,405           1,538
 Unamortized debt and preferred stock expenses           9,469           9,419
 Taxes recoverable through future rates                 13,466          13,466
 Postretirement benefit expense                          3,024           3,145
 Flood expenditures                                      5,267           5,000
 Other unamortized expenses                              3,010           1,164
-------------------------------------------------------------------------------
     Total deferred charges                             35,641          33,732
-------------------------------------------------------------------------------
     Total                                          $  853,350      $  848,308
===============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                        June 30,
                                                        2000       December 31,
Capitalization and Liabilities                      (Unaudited)         1999
-------------------------------------------------------------------------------

Capitalization (Notes 4 and 5):
 Common shareholders' equity                        $  232,911      $  229,233
 Mandatory Redeemable Cumulative Preferred Stock        12,000          12,000
 Redeemable preferred stock                                227             227
 Long-term debt - net                                  294,919         266,015
-------------------------------------------------------------------------------
     Total capitalization                              540,057         507,475
-------------------------------------------------------------------------------


Current Liabilities:
 Notes payable - banks                                  82,000          89,500
 Long-term debt - current portion (Note 5)                 737             494
 Accounts payable and other liabilities                 25,265          31,434
 Contract obligations payable (Note 5)                                  19,000
 Customers' deposits                                       243             263
 Municipal and state taxes accrued                      18,689          17,682
 Interest accrued                                        5,018           4,219
 Preferred stock dividends accrued                          59              59
-------------------------------------------------------------------------------
     Total current liabilities                         132,011         162,651
-------------------------------------------------------------------------------


Deferred Credits:
 Customers' advances for construction                   42,783          41,321
 Federal income taxes                                   72,589          71,236
 State income taxes                                        302             302
 Unamortized investment tax credits                      7,535           7,636
 Accumulated postretirement benefits                     3,338           3,571
-------------------------------------------------------------------------------
     Total deferred credits                            126,547         124,066
-------------------------------------------------------------------------------


Contributions in Aid of Construction                    54,735          54,116
-------------------------------------------------------------------------------


Commitments and Contingent Liabilities
-------------------------------------------------------------------------------
      Total                                         $  853,350      $  848,308
===============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)
                                                     June 30,
                                                       2000        December 31,
                                                    (Unaudited)        1999
-------------------------------------------------------------------------------
Common Shareholders' Equity:
 E'town Corporation:
  Common stock without par value, authorized,
   15,000,000 shares, issued 2000, 8,875,155
   shares; 1999, 8,760,862 shares                   $  186,286      $  180,124
  Paid-in capital                                        1,216           1,315
  Capital stock expense                                 (5,160)         (5,160)
  Retained earnings                                     51,537          53,922
  Less cost of treasury stock; 2000 and 1999,
   32,554 shares                                          (968)           (968)
-------------------------------------------------------------------------------
     Total common shareholders' equity                 232,911         229,233
-------------------------------------------------------------------------------
Preferred Shareholders' Equity
 Elizabethtown Water Company:
  Mandatory Redeemable Cumulative Preferred Stock:
   $100 par value, authorized, 200,000 shares; $5.90
   series, issued and outstanding, 120,000 shares       12,000          12,000
  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued
 Applied Wastewater Management, Inc.:
  Redeemable Preferred Stock:
   No par value, noncumulative, issued and
   outstanding, 227 shares                                 227             227
-------------------------------------------------------------------------------
     Total preferred shareholders' equity               12,227          12,227
-------------------------------------------------------------------------------
Long-term Debt (Notes 5 and 8):
 E'town Corporation:
  6 3/4% Convertible Subordinated Debentures,
  due 2012                                               7,846           8,705
  6.79% Senior Notes, due 2007                          12,000          12,000
  7.69% Senior Notes, due 2010                          30,000
 Applied Wastewater/Applied Water Management:
  6% Note Payable (due serially through 2027)              204             204
  9.65% Mortgage Note Payable (due 2001)                   246             264
 Elizabethtown Water Company:
  7.20% Debentures, due 2019                            10,000          10,000
  7 1/2% Debentures, due 2020                           15,000          15,000
  6.60% Debentures, due 2021                            10,500          10,500
  6.70% Debentures, due 2021                            15,000          15,000
  8 3/4% Debentough, due 2021                           27,500          27,500
  8% Debentures, due 2022                               15,000          15,000
  5.60% Debentures, due 2025                            40,000          40,000
  7 1/4% Debentures, due 2028                           50,000          50,000
  Variable Rate Debentures, due 2027                    50,000          50,000
 The Mount Holly Water Company:
  New Jersey Environmental Infrastructure Trust
   Notes (due serially through 2018)                     7,040           7,040
  New Jersey Department of Environmental Protection
   Notes (due serially through 2018)                     5,594           5,677
  9.65% Mortgage Note Payable (due 2001)                                   156
-------------------------------------------------------------------------------
     Total long-term debt                              295,930         267,046
  Unamortized (discount) premium-net                    (1,011)         (1,031)
-------------------------------------------------------------------------------
     Total long-term debt-net                          294,919         266,015
-------------------------------------------------------------------------------
           Total Capitalization                     $  540,057      $  507,475
===============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                                  Six Months Ended
                                                     June 30,       Year Ended
                                                       2000        December 31,
                                                    (Unaudited)        1999
-------------------------------------------------------------------------------

Common Stock:
 Balance at Beginning of Period                     $  180,124      $  169,324
  Common stock issued under Dividend Reinvestment
   and Stock Purchase Plan (2000, 81,123 shares;
   1999, 197,547 shares)                                 4,992           8,702
 Redemption of Convertible Debentures (2000, 20,850
  shares; 1999, 44,225 shares)                             834           1,769
 Issuance of restricted stock under compensation
  programs (1999, 2,822 shares)                                            119
 Restricted stock (redeemed) in connection with
  acquisitions (1999, (25,756) shares)                                    (867)
 Exercise of stock options (2000, 12,500 shares;
  1999, 37,500 shares)                                     336           1,077
-------------------------------------------------------------------------------
 Balance at End of Period                              186,286         180,124
-------------------------------------------------------------------------------

Paid-in Capital:                                         1,216           1,315
-------------------------------------------------------------------------------

Capital Stock Expense:                                  (5,160)         (5,160)
-------------------------------------------------------------------------------

Retained Earnings:
 Balance at Beginning of Period                         53,922          50,961
 Net Income                                              6,589          20,487
 Dividends on common stock (2000, $1.02; 1999, $2.04)   (8,974)        (17,526)
-------------------------------------------------------------------------------
 Balance at End of Period                               51,537          53,922
-------------------------------------------------------------------------------


Treasury Stock:                                           (968)           (968)
-------------------------------------------------------------------------------

    Total Common Shareholders' Equity               $  232,911      $  229,233
===============================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
            (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                       2000            1999
-------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
 Net Income                                         $    6,589      $   12,057
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                         8,374           7,385
   Gain on the sale of land                                              3,197
   Increase in deferred charges                         (1,980)         (1,279)
   Deferred income taxes and investment tax
   credits- net                                          1,252           1,458
   Capitalized interest and AFUDC                         (425)           (381)
   Other operating activities-net                         (215)           (461)
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
     Customer and other accounts receivable             (2,990)         (2,118)
      Mortgage and other notes receivable                2,368          (2,833)
     Unbilled revenues                                  (1,981)         (2,719)
     Accounts payable and other liabilities             (6,189)         (1,131)
     Accrued/prepaid interest and taxes                  7,147           2,958
     Other                                                (755)            254
-------------------------------------------------------------------------------
     Net cash provided by operating activities          11,195          16,387
-------------------------------------------------------------------------------
Cash Flows Provided (Used) by Financing Activities:
 Proceeds from issuance of common stock                  5,328           4,278
 Funds held in Trust by others                            (120)            114
 Debt and preferred stock issuance and
  amortization costs                                       (50)            237
 Issuance of other long-term debt                       30,000
 Repayment of long-term debt                           (19,012)        (12,671)
 Contributions and advances for construction             3,239           2,552
 Refunds of customer advances for construction          (1,068)         (1,496)
 Net increase (decrease) in notes payable - banks       (7,500)         21,181
 Dividends paid on common stock                         (8,974)         (8,695)
-------------------------------------------------------------------------------
    Net cash flows provided by financing activities      1,843           5,500
-------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures
 (excluding allowance for funds used during
  construction)                                        (12,324)        (21,914)
 Purchase of companies                                                  (1,800)
 Capital expenditures on non-regulated property         (1,088)           (660)
 Proceeds from sale of land                                              2,069
-------------------------------------------------------------------------------
    Net cash flows used for investing activities       (13,412)        (22,305)
-------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                 (374)           (418)
Cash and Cash Equivalents at Beginning of Period         4,367           5,909
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $    3,993      $    5,491
===============================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)          $    9,655      $   10,133
      Income taxes                                  $        0      $    3,400
      Preferred stock dividends                     $      354      $      354
   Noncash issuance of common stock                 $      834      $      751

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
          (In Thousands)
            (Unaudited)
                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2000      1999      2000      1999
-------------------------------------------------------------------------------
Operating Revenues                     $ 35,379  $ 35,509  $  67,122 $  66,575
-------------------------------------------------------------------------------
Operating Expenses:
 Operation                               12,134    12,541     24,366    24,132
 Maintenance                              1,463     1,447      3,205     2,903
 Depreciation                             3,460     3,197      6,920     6,394
 Revenue taxes                            4,444     4,532      8,373     8,265
 Real estate, payroll and other taxes       851       746      1,740     1,629
 Federal income taxes                     2,841     3,079      4,496     5,268
-------------------------------------------------------------------------------
     Total operating expenses            25,193    25,542     49,100    48,591
-------------------------------------------------------------------------------
Operating Income                         10,186     9,967     18,022    17,984
-------------------------------------------------------------------------------
Other Income (Expense):
 Allowance for equity funds used
  during construction                       111       141        225       216
 Federal income taxes                      (155)     (290)      (281)     (362)
 Other - net                                332       688        595       816
-------------------------------------------------------------------------------
     Total other income                     288       539        539       670
-------------------------------------------------------------------------------
Total Operating and Other Income         10,474    10,506     18,561    18,654
-------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt               3,858     3,862      7,634     7,619
 Other interest expense - net               968       315      1,881       378
 Allowance for funds used during
  construction                             (105)     (112)      (200)     (165)
 Amortization of debt discount and
  expense-net                                99        98        198       196
-------------------------------------------------------------------------------
     Total interest charges               4,820     4,163      9,513     8,028
-------------------------------------------------------------------------------
Net Income                                5,654     6,343      9,048    10,626
Preferred Stock Dividends                   203       203        406       406
-------------------------------------------------------------------------------
Earnings Applicable To Common Stock    $  5,451  $  6,140  $   8,642 $  10,220
===============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                        June 30,
                                                        2000       December 31,
Assets                                              (Unaudited)        1999
-------------------------------------------------------------------------------

Utility Plant-At Original Cost:
 Utility plant in service                           $  769,448      $  770,251
 Construction work in progress                          30,062          17,495
-------------------------------------------------------------------------------
     Total utility plant                               799,510         787,746
 Less accumulated depreciation and amortization        143,083         136,975
-------------------------------------------------------------------------------
     Utility plant-net                                 656,427         650,771
-------------------------------------------------------------------------------


Non-utility Property (Note 8)                            7,456           7,337
-------------------------------------------------------------------------------


Current Assets:
 Cash and cash equivalents                               2,383           1,342
 Customer and other accounts receivable
  (less reserve: 2000, $683, 1999, $674)                20,829          19,341
 Unbilled revenues                                      12,251          10,578
 Infrastructure loan funds receivable (Note 5)           5,657           5,657
 Materials and supplies-at average cost                  4,732           4,069
 Prepaid federal income taxes                              739           5,807
 Prepaid insurance, taxes, other                         2,416           3,229
-------------------------------------------------------------------------------
     Total current assets                               49,007          50,023
-------------------------------------------------------------------------------


Deferred Charges:
 Waste residual management                               1,405           1,538
 Unamortized debt and preferred stock expenses           8,803           8,900
 Taxes recoverable through future rates                 13,466          13,466
 Postretirement benefit expense                          3,024           3,145
 Flood expenditures                                      5,267           5,000
 Other unamortized expenses                              2,733           1,007
-------------------------------------------------------------------------------
     Total deferred charges                             34,698          33,056
-------------------------------------------------------------------------------
     Total                                          $  747,588      $  741,187
===============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                        June 30,
                                                                   December 31,
Capitalization and Liabilities                      (Unaudited)         1999
-------------------------------------------------------------------------------


Capitalization (Note 4):
 Common shareholder's equity                        $  225,120      $  220,461
 Mandatory redeemable cumulative preferred stock        12,000          12,000
 Long-term debt - net                                  244,623         244,842
-------------------------------------------------------------------------------
     Total capitalization                              481,743         477,303
-------------------------------------------------------------------------------


Current Liabilities:
 Notes payable - banks                                  57,000          51,500
 Long-term debt - current portion                          715             481
 Accounts payable and other liabilities                 12,290          19,989
 Customers' deposits                                       179             197
 Municipal and state taxes accrued                      18,568          17,592
 Interest accrued                                        3,699           3,745
 Preferred stock dividends accrued                          59              59
-------------------------------------------------------------------------------
     Total current liabilities                          92,510          93,563
-------------------------------------------------------------------------------


Deferred Credits:
 Customers' advances for construction                   41,571          40,019
 Federal income taxes                                   70,757          69,570
 Unamortized investment tax credits                      7,535           7,636
 Accumulated postretirement benefits                     3,156           3,399
-------------------------------------------------------------------------------
     Total deferred credits                            123,019         120,624
-------------------------------------------------------------------------------


Contributions in Aid of Construction                    50,316          49,697
-------------------------------------------------------------------------------


Commitments and Contingent Liabilities
-------------------------------------------------------------------------------
                Total                               $  747,588      $  741,187
===============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
           (In Thousands)                             June 30,
                                                       2000        December 31,
                                                   (Unaudited)         1999
-------------------------------------------------------------------------------

Common Shareholder's Equity (Note 4):
 Common stock without par value, authorized,
  15,000,000 shares, issued 2000 and 1999,
  1,974,902 shares                                  $   15,741      $   15,741
 Paid-in capital                                       146,566         141,575
 Capital stock expense                                    (485)           (485)
 Retained earnings                                      63,298          63,630
-------------------------------------------------------------------------------
     Total common shareholder's equity                 225,120         220,461
-------------------------------------------------------------------------------

Preferred Shareholders' Equity:
 Mandatory Redeemable Cumulative Preferred Stock
  $100 par value, authorized, 200,000 shares; $5.90
  series, issued and outstanding, 120,000 shares        12,000          12,000

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares; none issued
-------------------------------------------------------------------------------

 Long-term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                           10,000          10,000
   7 1/2% Debentures, due 2020                          15,000          15,000
   6.60% Debentures, due 2021                           10,500          10,500
   6.70% Debentures, due 2021                           15,000          15,000
   8 3/4% Debentures, due 2021                          27,500          27,500
   8% Debentures, due 2022                              15,000          15,000
   5.60% Debentures, due 2025                           40,000          40,000
   7 1/4% Debentures, due 2028                          50,000          50,000
   Variable Rate Debentures, due 2027                   50,000          50,000
  The Mount Holly Water Company:
   New Jersey Environmental Infrastructure Trust
    Notes (due serially through 2018)                    7,040           7,040
   New Jersey Department of Environmental Protection
    Notes (due serially through 2018)                    5,594           5,677
   9.65% Mortgage Note Payable (due 2001)                                  156
-------------------------------------------------------------------------------
     Total long-term debt                              245,634         245,873
   Unamortized discount-net                             (1,011)         (1,031)
-------------------------------------------------------------------------------
     Total long-term debt-net                          244,623         244,842
-------------------------------------------------------------------------------
        Total Capitalization                        $  481,743      $  477,303
===============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
           (In Thousands)
                                                 Six Months Ended
                                                      June 30,      Year Ended
                                                       2000        December 31,
                                                   (Unaudited)          1999
-------------------------------------------------------------------------------


Common Stock:                                       $   15,741      $   15,741
-------------------------------------------------------------------------------

Paid-in Capital:
 Balance at Beginning of Period                        141,575         132,753
 Capital Contributed by Parent Company from:
 Common Stock Issued Under Dividend Reinvestment
  and Stock Purchase Plan                                4,991           8,702
 Issuance of Restricted and Unrestricted Stock
  Under Compensation Programs                                              120
-------------------------------------------------------------------------------
 Balance at End of Period                              146,566         141,575
-------------------------------------------------------------------------------

Capital Stock Expense                                     (485)           (485)
-------------------------------------------------------------------------------

Retained Earnings:
 Balance at Beginning of Period                         63,630          60,564
 Net income                                              9,048          21,405
 Dividends on common stock                              (8,974)        (17,526)
 Dividends on preferred stock                             (406)           (813)
-------------------------------------------------------------------------------
 Balance at End of Period                               63,298          63,630
-------------------------------------------------------------------------------

     Total Common Shareholder's Equity              $  225,120      $  220,461
===============================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
            (In Thousands)
              (Unaudited)                                Six Months Ended
                                                              June 30,
                                                        2000            1999
-------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                         $    9,048      $   10,626
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                         6,920           6,394
   Increase in deferred charges                         (1,860)         (1,427)
   Deferred income taxes and investment tax
     credits-net                                         1,086           1,438
   Allowance for funds used during construction           (425)           (381)
   Other operating activities-net                         (101)            998
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
   Customer and other accounts receivable               (1,488)         (1,940)
   Unbilled revenues                                    (1,673)         (2,575)
   Accounts payable and other liabilities               (7,717)         (2,040)
   Accrued/prepaid interest and taxes                    6,811           1,916
   Other                                                  (715)            254
-------------------------------------------------------------------------------
   Net cash provided by operating activities             9,886          13,263
-------------------------------------------------------------------------------

Cash Flows Provided (Used) by Financing Activities:
 Capital contributed by parent company                   4,991           4,156
 Funds held in Trust by others                            (120)            114
 Debt and preferred stock issuance and
  amortization costs                                        97             229
 Repayment of long-term debt                                (5)            (15)
 Contributions and advances for construction             3,239           2,471
 Refunds of customer advances for construction          (1,068)         (1,293)
 Net increase in notes payable - banks                   5,500           8,000
 Dividends paid on common stock and preferred stock     (9,328)         (9,049)
-------------------------------------------------------------------------------
   Net cash provided by financing activities             3,306           4,613
-------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                  (12,151)        (19,168)
Purchase of company                                                       (860)
-------------------------------------------------------------------------------
   Cash used for investing activities                  (12,151)        (20,028)
-------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                1,041          (2,152)
Cash and Cash Equivalents at Beginning of Period         1,342           3,598
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $    2,383      $    1,446
===============================================================================
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the year for:
   Interest (net of amount capitalized)             $    8,910      $    8,379
   Income taxes                                     $        0      $    3,400
   Preferred stock dividends                        $      354      $      354
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

2.  PENDING MERGER
    On November 21, 1999, E'town entered into an agreement (Merger Agreement) with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash. Thames Water will also assume the debt of the Corporation. The acquisition will take the form of a merger (Merger) of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

    A special meeting of shareholders was held on May 18, 2000 at which time the E'town shareholders approved the transaction. The acquisition is subject to approval by the New Jersey Board of Public Utilities (BPU). Certain clearances must also be obtained from the New Jersey environmental regulators. The transaction is expected to close prior to the end of 2000.

    On May 19, 2000 the Utility Workers Union of America, the AFL-CIO and the Utility Workers Union of America Local 423 (collectively referred to as the "unions"), which represent certain employees of Elizabethtown and Mount Holly, intervened in the merger petition before the BPU. On June 7, 2000 the BPU granted the unions intervention status.

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

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101) which provides guidance on the timing of revenue recognition in financial statements. SAB 101 provides specific criteria to assist in this determination. The adoption of SAB 101 is not expected to have an impact on the present revenue recognition practices of the Corporation and therefore, there is no expected impact on the Corporation's financial statements.

4.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown from the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $2.36 million and $4.99 million from the DRP proceeds to Elizabethtown for the three and six month periods ended June 30, 2000, respectively.

5.  LONG-TERM DEBT
    In February 2000, E'town issued $30 million of 7.69% Senior Notes due 2010 in a private placement. The proceeds were used to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the city of Elizabeth and capital expenditures for the non-regulated subsidiaries.

    E'town has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreements for E'town's 6.79% and 7.69% Senior Notes require the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of June 30, 2000, the fixed charges coverage ratio was 2.10 to 1 and the debt to total capitalization ratio was .62 to 1, calculated in accordance with the Note Agreements.

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

    In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The proceeds of the loans will be used to repay short-term debt incurred to finance the Mansfield Project, a construction project that was undertaken to comply with New Jersey legislative restrictions to obtain an alternative water supply to reduce pumpage from an aquifer and was fully in service in late December 1999. The Company has requested $9.84 million from the Trust and expects to receive payment in the third quarter of 2000.

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

 7. EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 follow:

                                      Three Months     Six Months
                                          Ended          Ended
                                         June 30,       June 30,
                                     2000     1999    2000    1999
                                    ---------------------------------
    In Thousands of Dollars Except
    Per Share Amounts

    Basic:
    Net Income                      $ 4,328  $5,757  $6,589  $12,057
    Average common shares             8,824   8,562   8,798    8,537
    outstanding
                                    --------------------------------
    Basic earnings per share        $  0.49  $ 0.67  $ 0.75  $  1.41
                                    ================================
    Diluted:
    Net income                      $ 4,328  $5,757  $6,589  $12,057
    After tax interest expense           87     111     179      222
     applicable to 6  3/4%
     Convertible Subordinated
     Debentures
                                    --------------------------------
    Adjusted net income             $ 4,415  $5,868  $6,768  $12,279
                                    ================================
    Average common shares             8,824   8,562   8,798    8,537
     outstanding
    Additional shares from assumed       37      28      34       28
     exercise of stock options
    Additional shares from assumed      196     253     205      255
     conversion of 6 3/4%
    Convertible Subordinated
     Debentures                     --------------------------------
    Average common shares             9,057   8,843   9,037    8,820
     outstanding as
     adjusted
                                    --------------------------------
    Diluted earnings per share      $  0.49  $ 0.66  $ 0.75  $  1.39
                                    ================================

8.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The  detail of amounts included  in  Non-Utility   Property  and  Other
    Investments at June 30, 2000 and December 31, 1999 is as follows :

                                                       2000    1999
                                                    -----------------
    Thousands of Dollars
    Except Per Share Amounts

    Funds held in trust by others                    $ 7,384  $ 7,264
    Other capital assets                                  72       73
                                                     ----------------
    Total Elizabethtown Water Company & Subsidiary     7,456    7,337
                                                     ----------------
    Concession fees on privatization contracts -
     net of amortization                              53,178   53,946
    Capital assets from prizatization contracts -
     net of amortization                               7,070    6,165
    Investments in real estate                         9,049    9,049
    Goodwill on AWM and AWWM acquisitions - net
     of amortization                                   4,953    5,036
    Investment in SEGS                                 1,089    1,089
    Other capital assets                               2,397    2,356
    Other                                                181      185
                                                     ----------------
    Total E'town Corporation & Subsidiaries          $85,373  $85,163
                                                     ================

    E'town, through Liberty, has a 40-year privatization agreement, entered into in July 1998 with the city of Elizabeth (Elizabeth), New Jersey to operate its water system which serves approximately 17,600 customers. Under the contract, Liberty made concession payments to Elizabeth of $19.7 million in 1998, $12 million in 1999 and $19 million in June 2000. These concession fee payments are being amortized on a straight-line basis over the life of the contract and are included in the table above. Under the terms of the contract, Liberty will deposit $57.8 million from customer collections over the 40-year contract into a fund administered by Elizabeth (Fund Deposits), of which $52.3 million is due after 2012. Elizabeth will use the Fund Deposits to pay for capital improvements or for other water system purposes. As these funds will be controlled by Elizabeth, they will be accounted for as a pass-through from customers to Elizabeth and will not be included in revenues or expenses of Liberty. Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract as well as for all operating expenses. Of the construction commitments, approximately $2.45 million is expected to be expended in the next three years. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $2.54 million and $1.90 million as of June 30, 2000 and December 31, 1999, respectively. Over the life of the contract, Liberty will bill the customers of the water system in accordance with rate increases set forth in the contract and receive all revenues except for the Fund Deposits. E'town has guaranteed Liberty's performance of the contract provisions.

    Liberty also performs the commercial billing operations for the wastewater system of Elizabeth and remits all cash collected to Elizabeth. Liberty does not operate the wastewater system. Included in the Consolidated Balance Sheets of the Corporation as Customer and Other Accounts Receivable at June 30, 2000 and December 31, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $3.3 million and $4.6 million, respectively. An equal amount of liability to Elizabeth is included in Accounts Payable and Other Liabilities to reflect Liberty's obligation to remit these funds to Elizabeth as collected.

    E'town, through Edison, has a 20-year privatization agreement, entered into in June 1997, with the township of Edison, New Jersey to operate its water system which serves approximately 11,500 customers. Under the terms of the contract, Edison bills and receives all water revenues generated as a result of operating the water system of the township of Edison and pays all the operating expenses. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $13.28 million has been spent as of June 30, 2000. Construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Expenditures include capital improvements to the water system as well as contract payments to the township of Edison. Of the total, approximately $2.94 million is expected to be expended in the next three years of the contract. An initial payment of $5.7 million was made upon the closing and has been included in the table above. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $.86 million and $.71 million as of June 30, 2000 and December 31, 1999, respectively. E'town has guaranteed Edison's performance of the contract provisions.

    If the Elizabeth or Edison contracts were terminated by either the township of Edison or the city of Elizabeth, the unamortized balance of the concession fees and amounts paid for additional capital improvements would be refunded to Liberty and Edison in accordance with the contracts

    Included in Non-Utility Property and Other Investments at June 30, 2000 and December 31, 1999 are $9.05 million of investments in various parcels of undeveloped land in New Jersey. In February 1999, Properties sold a parcel of land which had been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.00 million net of taxes. Cash proceeds of $1.99 million were received in 1999. The remaining $4.33 million was financed with a 7.75% mortgage, to be paid over 2 years. The mortgage balance, including accrued interest is included in Mortgage and Other Notes Receivable in the Corporation's Consolidated Balance Sheet as of June 30, 2000. Properties sold a small parcel in Clinton, New Jersey in 1999 for $.6 million at a gain of less than $.1 million net of taxes. The sale proceeds are being invested into water and wastewater projects. Properties has entered into contracts for sale for all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take up to several years. Based upon the expected sales prices for these properties under the contracts, the estimated net realizable value of each property exceeds its respective carrying value as of June 30, 2000.

    Included in Non-Utility Property and Other Investments at June 30, 2000 and December 31, 1999 is an investment of $1.09 million ($.35 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. E'town owns a 3.19% interest in SEGS. The investment is being accounted for on the equity method. E'town continues to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

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

10. SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. Segment data for the three and six month periods ended June 30, 2000 and 1999 is presented as follows :

                                      Three Months Ended      Six Months Ended
                                            June 30,             June 30,
In Thousands of Dollars                 2000      1999       2000       1999
                                       -----------------------------------------
Operating Revenues:
Regulated Utilities                    $35,585    $35,580   $67,523    $66,697
Contract Operations                      5,296      4,311    10,165      9,085
Engineering/Operations/Construction      2,981      3,733     6,285      5,247
Intersegment Elimination                (2,068)    (2,013)   (4,016)    (3,942)
                                       -----------------------------------------
Consolidated Operating Revenues        $41,794    $41,611   $79,957    $77,087
                                       =========================================

Operating Expenses:
Regulated Utilities                    $25,384    $25,630   $49,458    $48,758
Contract Operations                      4,501      4,047     8,742      8,037
Engineering/Operations/Construction      3,154      3,634     6,885      5,072
Financing & Investment                     649        134       843        480
Intersegment Elimination                (2,068)    (2,013)   (4,016)    (4,114)
                                       -----------------------------------------
Consolidated Operating Expenses        $31,620    $31,432   $61,912    $58,233
                                       =========================================

Interest Expense:
Regulated Utilities                    $ 4,873    $ 4,167   $ 9,604    $ 8,033
Contract Operations                        518        309       945        599
Engineering/Operations/Construction          7          4        52          5
Financing & Investment                     541        322     1,035        647
                                       -----------------------------------------
Consolidated Interest Expense          $ 5,939    $ 4,802   $11,636    $ 9,284
                                       =========================================

Depreciation and
Amortization Expense:
Regulated Utilities                    $ 3,550    $ 3,225   $ 7,100    $ 6,449
Contract Operations                        477        401       954        802
Engineering/Operations/Construction        130         49       260         60
Financing & Investment                      30         36        60         74
                                       -----------------------------------------
Consolidated Depreciation
                                       $ 4,187    $ 3,711   $ 8,374    $ 7,385
and Amortization Expense
                                       =========================================

Net Income (Loss):
Regulated Utilities                    $ 5,407    $ 6,127   $ 8,585    $10,187
Contract Operations                        277        (18)      509        503
Engineering/Operations/Construction       (180)        95      (652)       170
Financing & Investment                  (1,176)      (447)   (1,853)     1,197
                                       -----------------------------------------
Consolidated Net Income                $ 4,328    $ 5,757   $ 6,589    $12,057
                                       =========================================

                                       Total Assets           Total Debt
                                    As of      As of       As of      As of
                                   June 30,  December 31, June 30, December 31,
                                     2000       1999       2000        1999
                                  ----------------------------------------------

Regulated Utilities               $ 756,928   $750,690   $ 304,904   $ 299,398
Contract Operations                  70,552     72,921      36,364      44,624
Engineering/Operations/Construction   7,809      7,506       3,328       2,067
Financing & Investment               62,098     51,574      74,921      59,660
Intersegment Elimination            (44,037)   (34,383)    (41,861)    (30,740)
                                  ----------------------------------------------
Consolidated Total                $ 853,350   $848,308   $ 377,656   $ 375,009
                                  ==============================================

11. OTHER MATTERS
    In September 1999, Elizabethtown withdrew its primary water treatment plant, the Raritan-Millstone Water Treatment Plant (Plant), from service as a result of flooding from Tropical Storm Floyd (Floyd). For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system because overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for approximately 3 days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media have been deferred and are expected to be recoverable through insurance. The Company has incurred $9.3 million of flood-related expenditures and has received advanced reimbursements of $4.0 million from its insurance carrier. The remaining $5.3 million of flood-related expenditures is reported on the Consolidated Balance Sheet as a deferred charge at June 30, 2000 (see Note 12 for legal matters related to Floyd).

12. LEGAL MATTERS
    On September 23, 1999, two parties filed separate class action law suits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The law suit alleges breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's plant was flooded from Hurricane Floyd and was withdrawn from service for approximately three days. Upon notifying its insurance carrier of the law suit, the insurance carrier has taken a position that there is no coverage for Breach of Contract and has reserved its rights under the policy regarding Breach of Tariff. The insurance carrier has neither limited nor denied coverage for negligence and products liability. Elizabethtown filed a Motion for Summary Judgment to dismiss the law suit as a class action proceeding prior to answering the plaintiff's allegations. In March, 2000, the New Jersey Superior Court denied the Motion for Summary Judgment and referred the case to the New Jersey Board of Public Utilities (NJBPU) for purposes of investigating the matter and reporting its findings to the New Jersey Superior Court. The New Jersey Superior Court, in view of the NJBPU's findings will then determine what, if any, damages were suffered by the plaintiffs and what liability rests with Elizabethtown.

    The Corporation maintains that the plaintiffs' allegations are without merit, believes that the plaintiffs' chances of prevailing are not probable, and that those allegations specifically not covered by insurance pose immaterial liability.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly, Liberty, AWM and Edison contributed 3.2%, 5.4%, 7.4% and 1.6%, respectively, of the Corporation's consolidated operating revenues for 1999. Reference to the Corporation and its subsidiaries as a consolidated entity is referred to herein as E'town. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment (See
      Note 10 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

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

      A special meeting of shareholders was held on May 18, 2000 at which time the E'town shareholders approved the transaction. The acquisition is subject to approval by the New Jersey Board of Public Utilities
      (BPU). Certain clearances must also be obtained from the New Jersey environmental regulators. The transaction is expected to close prior to the end of 2000.

      On May 19, 2000 the Utility Workers Union of America, the AFL-CIO and the Utility Workers Union of America Local 423 (collectively referred to as the "unions"), which represent certain employees of Elizabethtown and Mount Holly, intervened in the merger petition before the BPU. On June 7, 2000 the BPU granted the unions intervention status.

      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      For the six months ended June 30, 2000, capital expenditures were $12.6 million, principally comprised of other additions and improvements to water utility plant and wastewater facilities. In addition, Liberty disbursed $19.0 million to the City of Elizabeth in June 2000 for a scheduled concession payment. For the three years ending December 31, 2002, capital and investment requirements for the Corporation are estimated to be $171.4 million, consisting of (i) expenditures for the Regulated Utilities Segment ($135.1 million for Elizabethtown, $4.7 million for Mount Holly and $5.2 million for AWWM), (ii) investments in the Contract Operations segment for a scheduled concession payment by Liberty in June 2000 of $19.0 million and capital improvements for Liberty and Edison of $5.4 million, and (iii) investments in the Engineering/Operations and Construction segment of $2.0 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

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

      CONTRACT OPERATIONS SEGMENT
      LIBERTY
      Under the contract to operate the water system of the city of Elizabeth, New Jersey, Liberty made payments to Elizabeth of $19.7 million in 1998, $12.0 million in June 1999 and $19 million in June 2000. Under the terms of the contract, Liberty will deposit $57.8 million from revenues earned during the 40-year contract, of which $52.3 million is due after 2012, into a fund administered by Elizabeth (Fund Deposits). Elizabeth will use the Fund Deposits to pay for capital improvements or for other water system purposes. Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, during the life of the contract. Of the total construction expenditures, approximately $2.5 million is expected to be expended in the next three years.

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

      In November 1998 Mount Holly closed on loan agreements that will make available up to $13.2 million in proceeds from the issuance of unsecured notes through the New Jersey Environmental Infrastructure Trust Financing Program. This program provides financing through two loans. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.9 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.6%. The proceeds of the loans will be used to repay short-term debt incurred to finance a portion of the Mansfield Project. The Company has requested $9.84 million from the Trust and expects to receive payment in the third quarter of 2000.

      E'town's senior debt is currently rated A3 and A and Elizabethtown's senior debt is currently rated A2 and A+ by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the three months ended June 30, 2000 would result in a $.7 million change in interest costs related to short-term and variable rate debt and to earnings before tax.

      RESULTS OF OPERATIONS

      Net Income for the three months ended June 30, 2000 was $4.3 million or $.49 per basic share compared to $5.8 million or $0.67 per basic share for the same period in 1999. This represents a decrease of 24.8%. Net income for the six months ended June 30, 2000 was $6.6 million or $.75 per basic share as compared with $12.1 million or $1.41 per basic share for the same period in 1999. This represents a decrease of 45.4%.

      The decrease in net income of $1.4 million for the three month period resulted primarily from items that include, on a pretax basis, (i) $.9 million of costs associated with the pending Merger (ii) increased interest cost of $1.1 million to finance the regulated utilities' ongoing capital programs (iii) $.3 million of income in the second quarter of 1999 from the settlement of litigation and (iv) a $.5 million increase in depreciation expense due to additional capital investment in the regulated utilities.

      The decrease in net income of $5.5 million for the six month period resulted primarily from items that include, on a pretax basis, the six month effect of the items identified above as follows: (i) $1.1 million of costs associated with the pending Merger (ii) increased interest cost of $2.4 million to finance the regulated utilities' ongoing capital programs (iii) $.3 million of income in the second quarter of 1999 from the settlement of litigation and (iv) a 1.0 million increase in depreciation expense due to additional capital investment in the regulated utilities. In addition, the Corporation sold real estate in the first quarter of 1999 and recognized, at that time, a pretax gain of $3.2 million.

      Operating Revenues increased $.2 million or .4% for the three months ended June 30, 2000 compared to the same period in 1999. Revenues from the Contract Operations segment increased $1.0 million from increased water consumption and increased rates while revenues from the Engineering/Operations and Construction segment decreased $.8 million due to delays in the commencement of anticipated contracts to design and build wastewater facilities (see Economic Outlook - Engineering/ Operations and Construction Segment). Revenues for the Regulated Utilities segment remained constant as decreases in water consumption due to a warmer, drier weather in the summer of 1999, were offset by an increase in revenues from Mount Holly's rate increase effective January 2000 and customer growth.

      Operating revenues for the six month period increased $2.9 million or 3.7% over the same period in 1999. Revenues from the Contract Operations segment increased $1.1 million from increased water consumption and increased rates. Revenues from the Engineering/Operations and Construction segment increased $1.1 million due to a substantially higher level of construction activity in the first quarter of 2000 than in the same period in 1999. Revenues for the Regulated Utilities segment increased $.8 million due a decrease in water consumption in the second quarter which was more than offset by an increase in revenues from Mount Holly's rate increase effective January 2000 and customer growth.

      Operation Expenses increased less than $.1 million for the three months ended June 30, 2000 as compared to the same period in 1999. Costs associated with the pending Merger accounted for a $.9 million increase. Operation expenses decreased $.5 million from the Engineering/Operations and Construction segment. The Regulated Utilities segment accounted for a decrease of $.4 million. The Contract Operations segment accounted for an increase of $.1 million.

      Operation expenses for the six month period increased $3.4 million or 10.6% over the same period in 1999. Costs associated with the pending Merger accounted for $1.1 million of the increase. Operation expenses further increased $1.8 million from the Engineering/Operations and Construction segment, primarily reflecting additional personnel costs as well as other operating costs, largely incurred in the first quarter of 2000, to support recently acquired businesses (see Operating Revenues above) and future customer growth opportunities (see Economic Outlook - Engineering/ Operations and Construction Segment). The Regulated Utilities segment accounted for an increase of $.2 million primarily from costs associated with harsh winter weather in 2000. The Contract Operations segment accounted for $.3 million of the increase, principally due to purchased water costs.

      Maintenance Expenses decreased $.6 million or 28.1% for the three month period ended June 30, 2000 as compared to the comparable period in 1999. The Engineering/Operations and Construction segment accounted for a decrease of $.7 million. The Regulated Utilities segment and Contract Operations segments combined accounted for an increase of $.1 million.

      Maintenance expenses for the six month period decreased $.4 million or 9.1% from the same period in 1999. The Engineering/Operations and Construction segment accounted for a decrease of $.7 million. The Regulated Utilities segment accounted for an increase of $.3 million primarily from costs associated with harsh winter weather in 2000. Maintenance costs for the Contract Operations segment remained flat for the six month period.

      Depreciation and Amortization Expense increased $.5 million or 12.8% for the three month period in 2000 as compared with the second quarter of 1999. Of the increase, $.3 million is due to depreciation on additions to utility plant in the Regulated Utilities segment, $.1 million is due to depreciation on nonutility plant in the Contract Operations segment and $.1 million is due to amortization of goodwill from acquisition of a septic services business in 1999 in the Engineering/Operations and Construction segment.

      Depreciation and amortization expense for the six month period increased $1.0 million or 13.4% over the same period in 1999. Of the increase, $.7 million is due to depreciation on additions to utility plant in the Regulated Utilities segment, $.1 million is due to depreciation on nonutility plant in the Contract Operations segment and $.2 million is due to amortization of goodwill from acquisition of a septic services business in 1999 in the Engineering/Operations and Construction segment.


      Revenue Taxes decreased $.1 million and increased $.1 million for the three and six month periods, respectively due to changes discussed above in the revenues of the Regulated Utilities segment.

      Real Estate, Payroll and Other Taxes Expenses increased $.2 million or 26.8% and $.3 million or 18.5% for the three months and six months ended June 30, 2000, respectively due to increased payroll taxes on higher labor costs as well as for payroll taxes on distributions made in the second quarter under incentive compensation programs.

      Federal Income Taxes as a component of operating expenses decreased $.6 million or 20.4% and $1.6 million or 32.2% for the three and six month periods ended June 30, 2000 compared to 1999 due to changes in taxable operating income for each segment discussed herein.

      Other Income (Expense) decreased $.3 million or 49.2% for the three months ended June 30, 2000 as compared with the same period in 1999 due to the a payment received in the second quarter of 1999 for the settlement of litigation.

      Other income (expense) decreased $2.3 million or 79.7% for the six months ended June 30, 2000 as compared with the same period in 1999 due to the a payment of $.3 million received in the second quarter of 1999 for the settlement of litigation as well as for the recognition in the first quarter of 1999 of a gain of $3.2 million ($2.1 million after taxes) on the sale of a parcel of land in the Financing and Investment segment.

      Total Interest Charges increased $1.1 million or 23.7% for the three months ended June 30, 2000 over the same period in 1999. The increase is comprised of (i) $.7 million in the Regulated Utilities segment for interest expense incurred on a higher level of short-term bank notes used to fund Elizabethtown's and Mount Holly's capital expenditures and a higher interest rate on Elizabethtown's long-term variable rate debt
      (ii) $.2 million in the Financing and Investment segment for interest costs to finance equity contributions by E'town to Liberty for concession payments made by Liberty to the City of Elizabeth in June 2000 and (iii) $.2 million in the Contract Operations segment to finance Liberty's concession payment made in June 2000 to the city of Elizabeth.

      Total interest charges increased $2.4 million or 25.3% for the six months ended June 30, 2000 over the same period in 1999. The increase is comprised of (i) $1.6 million in the Regulated Utilities segment for interest expense incurred on a higher level of short-term bank notes used to fund Elizabethtown's and Mount Holly's capital expenditures and a higher interest rate on Elizabethtown's long-term variable rate debt
      (ii) $.4 million in the Financing and Investment segment for interest costs to finance equity contributions by E'town to Liberty for concession payments made by Liberty to the City of Elizabeth in June 2000 and (iii) $.3 million in the Contract Operations segment to finance Liberty's concession payments made in June 2000 and 1999 to the city of Elizabeth.

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

      E'town Corporation and Subsidiaries
      Earnings are expected to be lower in 2000 than in 1999 for the following reasons:

 .     Regulated Utilities Segment - Water consumption is assumed to return to normal levels for 2000 following a warm, dry summer in 1999. In addition, Elizabethtown has agreed to delay the filing of a base rate case, originally planned for early 2000 until at least August 2000 as a condition of the Merger Agreement. A rate case is expected to be filed early in 2001. As a result, recovery of increases in operating costs and costs associated with additional utility plant investments since rates were last increased in 1996 will be delayed.

 .     Engineering/Operations and Construction Segment - Revenue gains were more modest than expected for the six months ended June 30, 2000. Also, increased costs, primarily related to additional personnel incurred to support growth of this segment, further contributed to a loss for the six months ended June 30, 2000. A loss is also currently expected for the year 2000. Management continues to review its plans and financial projections for the remainder of the year to achieve improved financial results as the company grows.

 .     Financing and Investment Segment - Properties' $2.1 million contribution to net income during the first quarter of 1999 was due to a land sale that will not recur in 2000. Gains are expected on land sales for Properties remaining two parcels. The sales are not expected to close before 2001. In addition, E'town continues to incur expenses associated with the pending Merger. Such costs totaled $.9 million for the six months ended June 30, 2000.

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

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown expects lower net income in 2000 because (i) water consumption for 2000 is assumed to return to normal levels following a warm, dry summer in 1999 and (ii) higher costs associated with operations and capital investments incurred since rates were last established in 1996 which are not presently recovered in rates. Both factors will be partially offset by continued growth in Elizabethtown's customer base. Furthermore, a rate case originally planned to be filed early in 2000, but delayed to at least August 2000 due to the Merger Agreement, is planned to be filed early in 2001.

      Management has assumed lower earnings in 2000 than in 1999 based on a return to normal usage patterns (based on a 5-year average). Water sales during 1999 exceeded normal levels (based on 5-year average per customer consumption) by an estimated $2.7 million due to a drought during July and taking into effect state-imposed restrictions on water use during August.

      Elizabethtown, which received its last rate increase in 1996, expects lower net income in 2000 and 2001 pending the completion of the rate case planned for early in 2001. Elizabethtown expects its earned returns on common equity to increase from 8.9% (for the twelve months ended June
      30, 2000) to levels comparable to authorized rates of return. As part of that rate case, Elizabethtown will request rate recognition for approximately $109 million in additional investments in utility plant since rates were last adjusted in 1996, as well as for increases in expenses since that time. In addition, Elizabethtown will request rate recognition for capital expenditures and increases in operating expenses incurred through the completion of the rate case.

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

      Despite increases in revenues for the six months ended June 30, 2000 versus the comparable period in 1999, reduced revenues in the second quarter, compared to the same period in 1999, and higher costs to finance growth contributed to a loss for the second quarter. Such costs are due to additional personnel to support higher business volumes as well as startup, and subsequent expansion, of an office in New England. In addition, two construction projects anticipated for the first quarter were delayed due to permitting issues. These projects have now commenced. Customer demand remains strong with several projects in the proposal and/or contract negotiation stage. Management is reviewing its plans and financial projections for the remainder of the year to achieve improved financial results as the company grows.

      Financing and Investment Segment
      E'town and Properties
      In 1997, E'town decided to sell its unregulated real estate assets (Properties) and reinvest the proceeds in water and wastewater projects. Several properties were sold during 1997 and 1998 and one property was sold in January, 1999 for an after-tax gain of $2.1 million.

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

      New Accounting Pronouncements
      See Note 3 of the Corporation's Notes to Consolidated Financial Statements for a discussion of new accounting standards.

      Year 2000
      The Corporation has not experienced any operational difficulties with respect to the year 2000 nor has it incurred any additional costs with respect to this issue.

      PART II - OTHER INFORMATION

      Item 1 Legal Proceedings
      On September 23, 1999, two parties filed separate class action law suits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company.

      The law suit alleges breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's plant was flooded from Hurricane Floyd and was withdrawn from service for approximately three days.

      Upon notifying its insurance carrier of the law suit, the insurance carrier has taken a position that there is no coverage for Breach of Contract and has reserved its rights under the policy regarding Breach of Tariff. The insurance carrier has neither limited nor denied coverage for negligence and products liability.

      Elizabethtown filed a Motion for Summary Judgment to dismiss the law suit as a class action proceeding prior to answering the plaintiff's allegations. In March, 2000, the New Jersey Superior Court denied the Motion for Summary Judgment and referred the case to the New Jersey Board of Public Utilities (NJBPU) for purposes of investigating the matter and reporting its findings to the New Jersey Superior Court. The New Jersey Superior Court, in view of the NJBPU's findings will then determine what, if any, damages were suffered by the plaintiffs and what liability rests with Elizabethtown.

      The Corporation maintains that the plaintiffs' allegations are without merit, believes that the plaintiffs' chances of prevailing are not probable, and that those allegations specifically not covered by insurance pose immaterial liability.

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


Date : August 15, 2000



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