Form 10-Q/A
period 2000-06-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 2000-08-16
CIK 764403, 32379

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

 * All shares are owned by E'town Corporation
===============================================================================

The purpose of this amended filing is to disclose in Part II, Item 4 the number of shares voted at a special shareholder's meeting held May 18, 2000 regarding a pending merger with Thames Water Plc. The Form 10-Q for the quarter ended June 30, 2000 is being refiled in its entirety herein.

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

      Items 2 - 3:

           Nothing to Report.

      Item 4:

    On November 21, 1999, E'town entered into an agreement with Thames Water Plc (Thames Water) under which Thames Water has agreed, subject to certain conditions, to acquire E'town for $68 per share in cash. Thames Water will also assume the debt of E'town Corporation. The acquisition will take the form of a merger of E'town with a newly formed subsidiary of Thames Water and E'town will be the surviving company.

    A special meeting of shareholders was held on May 18, 2000 at which time the E'town shareholders approved the transaction. The results of the vote on the merger proposal were as follows:

                     Votes For                  5,936,594
                     Votes Against                130,312
                     Votes Abstained/Not Voted  2,707,992
                                                ---------
                       Total Shares Eligible    8,774,898
                                                =========
      Item 5:

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


Date : August 16, 2000



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