Form 10-Q
period 2000-09-30
ETOWN CORP; ELIZABETHTOWN WATER CO /NJ/
filed 2000-11-13
CIK 764403, 32379

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date
                                                   Outstanding at
 Class of Common Stock:                          September 30, 2000
 E'town Corporation (without par value)              8,890,371
 Elizabethtown Water Company (without par value)*    1,974,902

 * All shares are owned by E'town Corporation
===============================================================================

                    E'TOWN CORPORATION AND SUBSIDIARIES
               ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

                                  INDEX


-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

 E'TOWN CORPORATION AND SUBSIDIARIES

    - Statements of Consolidated Income                                1
    - Consolidated Balance Sheets                                     2-3
    - Statements of Consolidated Capitalization                        4
    - Statements of Consolidated Shareholders' Equity                  5
    - Statements of Consolidated Cash Flows                            6

 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Statements of Consolidated Income                                7
    - Consolidated Balance Sheets                                     8-9
    - Statements of Consolidated Capitalization                        10
    - Statements of Consolidated Shareholder's Equity                  11
    - Statements of Consolidated Cash Flows                            12

  E'TOWN CORPORATION AND SUBSIDIARIES AND
  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

    - Notes to Consolidated Financial Statements                       13

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations            21

PART II - OTHER INFORMATION                                            28

      Items 1 - 5

      Item 6 (a) - Exhibits                                            28
             (b) - Reports on Form 8-K                                 28

      SIGNATURES                                                       29

E'TOWN CORPORATION AND SUBSIDIARIES
(In Thousands Except Per Share Amounts)   Three Months Ended  Nine Months Ended
            (Unaudited)                       September 30,      September 30,
                                              2000    1999       2000     1999

================================================================================
Operating Revenues                        $ 42,428 $ 45,593 $ 122,385 $ 122,680
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 16,867   17,236    52,773    49,703
  Maintenance                                1,505    1,644     5,066     4,813
  Depreciation and amortization              4,207    3,848    12,581    11,233
  Revenue taxes                              4,532    4,956    12,961    13,238
  Real estate, payroll and other taxes       1,012      891     3,219     2,753
  Federal income taxes                       2,926    4,209     6,361     9,277
--------------------------------------------------------------------------------
        Total operating expenses            31,049   32,784    92,961    91,017
--------------------------------------------------------------------------------
Operating Income                            11,379   12,809    29,424    31,663
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used during
    construction                               189       61       414       277
  Federal income taxes                        (116)    (139)     (421)   (1,691)
  Gain on sale of land (Note 8)                                           3,197
  Other - net                                  143      228       809     1,093
--------------------------------------------------------------------------------
        Total other income                     216      150       802     2,876
--------------------------------------------------------------------------------
Total Operating and Other Income            11,595   12,959    30,226    34,539
--------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                 4,746    3,884    13,969    12,090
  Other interest expense - net               1,184      901     3,568     1,757
  Capitalized interest                        (137)     (93)     (337)     (258)
  Amortization of debt discount
   and expense-net                             117      111       346       331
--------------------------------------------------------------------------------
Total interest charges                       5,910    4,803    17,546    13,920
--------------------------------------------------------------------------------
Income Before Preferred Stock Dividends
   of Subsidiary                             5,685    8,156    12,680    20,619
Preferred Stock Dividends                      203      203       609       609
--------------------------------------------------------------------------------
Net Income                                $  5,482 $  7,953 $  12,071 $  20,010
================================================================================

Earnings Per Share of Common Stock (Note 7):
--------------------------------------------------------------------------------
      Basic                               $   0.62 $   0.92 $    1.37 $    2.34
      Diluted                             $   0.61 $   0.91 $    1.36 $    2.30
--------------------------------------------------------------------------------

Average Number of Shares Outstanding for
   the Calculation of Earnings Per Share:
--------------------------------------------------------------------------------
      Basic                                  8,872    8,612     8,823     8,562
      Diluted                                9,095    8,887     9,076     8,843
--------------------------------------------------------------------------------

Dividends Paid Per Common Share           $  0.51  $   0.51 $    1.53 $    1.53
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Thousands)                                  September 30,
                                                     2000           December 31,
Assets                                           (Unaudited)            1999
--------------------------------------------------------------------------------


Utility Plant-At Original Cost:
  Utility plant in service                         $ 779,769          $ 779,485
  Construction work in progress                       40,634             17,441
--------------------------------------------------------------------------------
        Total utility plant                          820,403            796,926
   Less accumulated depreciation                     147,349            137,587
--------------------------------------------------------------------------------
        Utility plant-net                            673,054            659,339
--------------------------------------------------------------------------------


Non-utility Property and Other
  Investments - Net (Note 8)                          81,762             85,163
--------------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                            7,843              4,367
  Customer and other accounts receivable
   (less reserve: 2000, $1,385, 1999, $1,044)
   (Note 8)                                           28,437             30,129
  Mortgage and other notes receivable                  2,217              4,600
  Unbilled revenues                                   13,998             12,972
  Infrastructure loan funds receivable (Note 5)        1,286              5,657
  Materials and supplies-at average cost               4,464              4,069
  Prepaid federal income taxes                           453              4,617
  Prepaid insurance, taxes, other                      1,708              3,663
--------------------------------------------------------------------------------
        Total current assets                          60,406             70,074
--------------------------------------------------------------------------------


Deferred Charges:
  Waste residual management                            1,419              1,538
  Unamortized debt and preferred stock expenses        9,362              9,419
  Taxes recoverable through future rates              13,466             13,466
  Postretirement benefit expense                       2,963              3,145
  Flood expenditures                                   5,659              5,000
  Other unamortized expenses                           3,986              1,164
--------------------------------------------------------------------------------
        Total deferred charges                        36,855             33,732
--------------------------------------------------------------------------------
            Total                                  $ 852,077          $ 848,308
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                  September 30,
                                                    2000            December 31,
Capitalization and Liabilities                   (Unaudited)            1999
--------------------------------------------------------------------------------

Capitalization (Notes 4 and 5):
  Common shareholders' equity                      $ 236,631          $ 229,233
  Mandatory Redeemable Cumulative Preferred Stock     12,000             12,000
  Redeemable preferred stock                             227                227
  Long-term debt - net                               293,991            266,015
--------------------------------------------------------------------------------
        Total capitalization                         542,849            507,475
--------------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                               81,500             89,500
  Long-term debt - current portion (Note 5)              583                494
  Accounts payable and other liabilities              23,605             31,434
  Contract obligations payable (Note 5)                                  19,000
  Customers' deposits                                    234                263
  Municipal and state taxes accrued                   13,411             17,682
  Interest accrued                                     5,583              4,219
  Preferred stock dividends accrued                       59                 59
--------------------------------------------------------------------------------
        Total current liabilities                    124,975            162,651
--------------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction                43,744             41,321
  Federal income taxes                                73,964             71,236
  State income taxes                                     302                302
  Unamortized investment tax credits                   7,484              7,636
  Accumulated postretirement benefits                  2,323              3,571
--------------------------------------------------------------------------------
        Total deferred credits                       127,817            124,066
--------------------------------------------------------------------------------


Contributions in Aid of Construction                  56,436             54,116
--------------------------------------------------------------------------------


Commitments and Contingent Liabilities
--------------------------------------------------------------------------------
                Total                              $ 852,077          $ 848,308
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands Except Share Amounts)             September 30,
                                                    2000            December 31,
                                                 (Unaudited)             1999
--------------------------------------------------------------------------------
Common Shareholders' Equity:
  E'town Corporation:
    Common stock without par value, authorized,
     15,000,000 shares, issued 2000, 8,922,925
     shares; 1999, 8,760,862 shares                $ 189,049            180,124
    Paid-in capital                                    1,216              1,315
    Capital stock expense                             (5,160)            (5,160)
    Retained earnings                                 52,494             53,922
    Less cost of treasury stock; 2000 and
     1999, 32,554 shares                                (968)              (968)
--------------------------------------------------------------------------------
        Total common shareholders' equity            236,631            229,233
--------------------------------------------------------------------------------
Preferred Shareholders' Equity
  Elizabethtown Water Company:
    Mandatory Redeemable Cumulative Preferred Stock:
      $100 par value, authorized, 200,000
       shares; $5.90 series, issued and
       outstanding, 120,000 shares                    12,000             12,000
   Cumulative Preferred Stock:
       $25 par value, authorized, 500,000
        shares; none issued
   Applied Wastewater Management, Inc.:
       Redeemable Preferred Stock:
       No par value, noncumulative, issued and
        outstanding, 227 shares                          227                227
--------------------------------------------------------------------------------
        Total preferred shareholders' equity          12,227             12,227
--------------------------------------------------------------------------------
Long-term Debt (Notes 5 and 8):
  E'town Corporation:
      6 3/4% Convertible Subordinated
       Debentures, due 2012                            7,390              8,705
      6.79% Senior Notes, due 2007                    12,000             12,000
      7.69% Senior Notes, due 2010                    30,000
  Applied Wastewater/Applied Water Management:
    6% Note Payable (due serially through 2027)          199                204
    9.65% Mortgage Note Payable (due 2001)                                  264
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                        10,000             10,000
    7 1/2% Debentures, due 2020                       15,000             15,000
    6.60% Debentures, due 2021                        10,500             10,500
    6.70% Debentures, due 2021                        15,000             15,000
    8 3/4% Debentures, due 2021                       27,500             27,500
    8% Debentures, due 2022                           15,000             15,000
    5.60% Debentures, due 2025                        40,000             40,000
    7 1/4% Debentures, due 2028                       50,000             50,000
    Variable Rate Debentures, due 2027                50,000             50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure
     Trust Notes (due serially through 2018)           5,373              5,677
    New Jersey Department of Environmental
     Protection Notes (due serially through 2018)      7,030              7,040
    9.65% Mortgage Note Payable (due 2001)                                  156
--------------------------------------------------------------------------------
        Total long-term debt                         294,992            267,046
    Unamortized (discount) premium-net                (1,001)            (1,031)
--------------------------------------------------------------------------------
        Total long-term debt-net                     293,991            266,015
--------------------------------------------------------------------------------
           Total Capitalization                    $ 542,849          $ 507,475
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands Except Share Amounts)
                                               Nine Months Ended
                                                 September 30,      Year Ended
                                                   2000            December 31,
                                                 (Unaudited)           1999
--------------------------------------------------------------------------------

Common Stock:
  Balance at Beginning of Period                   $ 180,124          $ 169,324
  Common stock issued under Dividend Reinvestment
    and Stock Purchase Plan (2000, 117,507 shares;
    1999, 197,547 shares)                              7,299              8,702
  Redemption of Convertible Debentures
   (2000, 32,250 shares; 1999, 44,225 shares)          1,290              1,769
  Issuance of restricted stock under compensation
   programs (1999, 2,822 shares)                                            119
  Restricted stock (redeemed) in connection with
   acquisitions (1999, (25,756) shares)                                    (867)
  Exercise of stock options (2000, 12,500 shares;
    1999, 37,500 shares)                                3367              1,077
--------------------------------------------------------------------------------
  Balance at End of Period                           189,049            180,124
--------------------------------------------------------------------------------

Paid-in Capital:                                       1,216              1,315
--------------------------------------------------------------------------------

Capital Stock Expense:                                (5,160)            (5,160)
--------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                      53,922             50,961
  Net Income                                          12,071             20,487
  Dividends on common stock (2000, $1.53;
   1999, $2.04)                                      (13,499)           (17,526)
--------------------------------------------------------------------------------
  Balance at End of Period                            52,494             53,922
--------------------------------------------------------------------------------


Treasury Stock:                                         (968)              (968)
--------------------------------------------------------------------------------

     Total Common Shareholders' Equity             $ 236,631          $ 229,233
================================================================================

See Notes to Consolidated Financial Statements.

E'TOWN CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                         Nine Months Ended
                  (Unaudited)                              September 30,
                                                      2000               1999
--------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
 Net Income                                        $  12,071           $ 20,010
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      12,581             11,233
   Gain on the sale of land                                              (3,197)
   Increase in deferred charges                       (3,362)            (2,094)
   Deferred income taxes and investment
    tax credits-net                                    2,576              2,280
   Capitalized interest and AFUDC                       (751)              (535)
   Other operating activities-net                     (1,158)             4,255
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
     Customer and other accounts receivable            6,063             (5,490)
      Mortgage and other notes receivable              2,383             (3,746)
     Unbilled revenues                                (1,026)            (1,885)
     Accounts payable and other liabilities           (7,858)             1,917
     Accrued/prepaid interest and taxes                3,212             (1,483)
     Other                                              (395)               555
--------------------------------------------------------------------------------
     Net cash provided by operating activities        24,336             21,820
--------------------------------------------------------------------------------
Cash Flows Provided (Used) by Financing Activities:
 Proceeds from issuance of common stock                7,635              6,593
 Funds held in Trust by others                         4,520                 42
 Debt and preferred stock issuance and
  amortization costs                                      57                318
 Issuance of other long-term debt                     30,000
 Repayment of long-term debt                         (19,650)           (13,156)
 Contributions and advances for construction           6,566              3,998
 Refunds of customer advances for construction         1,823)            (2,566)
 Net increase (decrease) in notes payable - banks     (8,000)            37,057
 Dividends paid on common stock                      (13,499)           (13,087)
--------------------------------------------------------------------------------
    Net cash flows provided by financing activities    5,806             19,199
--------------------------------------------------------------------------------
Cash Flows Used for Investing Activities:
 Utility plant and other capital expenditures
  (excluding allowance for funds used during
  construction)                                      (24,013)           (35,181)
 Purchase of companies                                                   (1,800)
Capital expenditures on non-regulated property        (2,653)            (1,787)
 Proceeds from sale of land                                               2,069
--------------------------------------------------------------------------------
    Net cash flows used for investing activities     (26,666)           (36,699)
--------------------------------------------------------------------------------
Net Increase in Cash
  and Cash Equivalents                                 3,476              4,320
Cash and Cash Equivalents at
  Beginning of Period                                  4,367              5,909
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $   7,843          $  10,229
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
      Interest (net of amount capitalized)         $  15,201          $  12,859
      Income taxes                                 $   1,800          $   7,100
      Preferred stock dividends                    $     531          $     531
   Noncash issuance of common stock                $   1,290          $   1,233

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
               (In Thousands)
                  (Unaudited)
                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                             2000     1999      2000     1999
--------------------------------------------------------------------------------
Operating Revenues                        $ 35,929 $ 39,204 $ 103,051 $ 105,779
--------------------------------------------------------------------------------
Operating Expenses:
  Operation                                 11,919   12,932    36,285    37,064
  Maintenance                                1,388    1,536     4,593     4,439
  Depreciation                               3,460    3,197    10,380     9,591
  Revenue taxes                              4,503    4,944    12,876    13,209
  Real estate, payroll and other taxes         827      755     2,567     2,384
  Federal income taxes                       3,230    4,068     7,726     9,336
--------------------------------------------------------------------------------
        Total operating expenses            25,327   27,432    74,427    76,023
--------------------------------------------------------------------------------
Operating Income                            10,602   11,772    28,624    29,756
--------------------------------------------------------------------------------
Other Income (Expense):
  Allowance for equity funds used
  during construction                          189       61       414       277
  Federal income taxes                        (108)    (133)     (389)     (495)
  Other - net                                  118      201       713       850
--------------------------------------------------------------------------------
        Total other income                     199      129       738       632
--------------------------------------------------------------------------------
Total Operating and Other Income            10,801   11,901    29,362    30,388
--------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                 3,819    3,507    11,453    10,959
  Other interest expense - net                 729      490     2,610       868
  Allowance for funds used
   during construction                        (137)     (75)     (337)     (240)
  Amortization of debt discount
   and expense-net                             101       99       299       295
--------------------------------------------------------------------------------
        Total interest charges               4,512    4,021    14,025    11,882
--------------------------------------------------------------------------------
Net Income                                   6,289    7,880    15,337    18,506
Preferred Stock Dividends                      203      203       609       609
--------------------------------------------------------------------------------
Earnings Applicable To Common Stock       $  6,086 $  7,677 $  14,728 $  17,897
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                   September 30,
                                                    2000            December 31,
Assets                                           (Unaudited)            1999
--------------------------------------------------------------------------------

Utility Plant-At Original Cost:
  Utility plant in service                         $ 770,664          $ 770,251
  Construction work in progress                       40,603             17,495
--------------------------------------------------------------------------------
        Total utility plant                          811,267            787,746
  Less accumulated depreciation and amortization     146,444            136,975
--------------------------------------------------------------------------------
        Utility plant-net                            664,823            650,771
--------------------------------------------------------------------------------


Non-utility Property (Note 8)                          2,815              7,337
--------------------------------------------------------------------------------


Current Assets:
  Cash and cash equivalents                            3,644              1,342
  Customer and other accounts receivable
   (less reserve: 2000, $704, 1999, $674)             19,459             19,341
  Unbilled revenues                                   11,362             10,578
  Infrastructure loan funds receivable (Note 5)        1,286              5,657
  Materials and supplies-at average cost               4,464              4,069
  Prepaid federal income taxes                         1,492              5,807
  Prepaid insurance, taxes, other                      1,570              3,229
--------------------------------------------------------------------------------
        Total current assets                          43,277             50,023
--------------------------------------------------------------------------------


Deferred Charges:
   Waste residual management                           1,419              1,538
  Unamortized debt and preferred stock expenses        8,690              8,900
  Taxes recoverable through future rates              13,466             13,466
  Postretirement benefit expense                       2,963              3,145
  Flood expenditures                                   5,659              5,000
  Other unamortized expenses                           3,640              1,007
--------------------------------------------------------------------------------
        Total deferred charges                        35,837             33,056
--------------------------------------------------------------------------------
            Total                                  $ 746,752          $ 741,187
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)                                   September 30,
                                                    2000            December 31,
Capitalization and Liabilities                   (Unaudited)            1999
--------------------------------------------------------------------------------


Capitalization (Note 4):
  Common shareholder's equity                      $ 228,989          $ 220,461
  Mandatory redeemable cumulative preferred stock     12,000             12,000
  Long-term debt - net                               244,402            244,842
--------------------------------------------------------------------------------
        Total capitalization                         485,391            477,303
--------------------------------------------------------------------------------


Current Liabilities:
  Notes payable - banks                               53,000             51,500
  Long-term debt - current portion                       575                481
  Accounts payable and other liabilities              13,349             19,989
  Customers' deposits                                    169                197
  Municipal and state taxes accrued                   13,308             17,592
  Interest accrued                                     4,691              3,745
  Preferred stock dividends accrued                       59                 59
--------------------------------------------------------------------------------
        Total current liabilities                     85,151             93,563
--------------------------------------------------------------------------------


Deferred Credits:
  Customers' advances for construction                42,532             40,019
  Federal income taxes                                72,034             69,570
  Unamortized investment tax credits                   7,484              7,636
  Accumulated postretirement benefits                  2,143              3,399
--------------------------------------------------------------------------------
        Total deferred credits                       124,193            120,624
--------------------------------------------------------------------------------


Contributions in Aid of Construction                  52,017             49,697
--------------------------------------------------------------------------------


Commitments and Contingent Liabilities
--------------------------------------------------------------------------------
                Total                              $ 746,752          $ 741,187
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(In Thousands)                                   September 30,
                                                     2000           December 31,
                                                  (Unaudited)           1999
--------------------------------------------------------------------------------

Common Shareholder's Equity (Note 4):
  Common stock without par value, authorized,
   15,000,000 shares, issued 2000 and 1999,
   1,974,902 shares                                $  15,741          $  15,741
  Paid-in capital                                    148,874            141,575
  Capital stock expense                                 (485)              (485)
  Retained earnings                                   64,859             63,630
--------------------------------------------------------------------------------
      Total common shareholder's equity              228,989            220,461
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

 Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
    none issued
--------------------------------------------------------------------------------

 Long-term Debt:
  Elizabethtown Water Company:
    7.20% Debentures, due 2019                        10,000             10,000
    7 1/2% Debentures, due 2020                       15,000             15,000
    6.60% Debentures, due 2021                        10,500             10,500
    6.70% Debentures, due 2021                        15,000             15,000
    8 3/4% Debentures, due 2021                       27,500             27,500
    8% Debentures, due 2022                           15,000             15,000
    5.60% Debentures, due 2025                        40,000             40,000
    7 1/4% Debentures, due 2028                       50,000             50,000
   Variable Rate Debentures, due 2027                 50,000             50,000
  The Mount Holly Water Company:
    New Jersey Environmental Infrastructure Trust
     Notes (due serially through 2018)                 5,373              5,677
    New Jersey Department of Environmental
     Protection Notes (due serially through 2018)      7,030              7,040
    9.65% Mortgage Note Payable (due 2001)                                  156
--------------------------------------------------------------------------------
        Total long-term debt                         245,403            245,873
    Unamortized discount-net                          (1,001)            (1,031)
--------------------------------------------------------------------------------
        Total long-term debt-net                     244,402            244,842
--------------------------------------------------------------------------------
           Total Capitalization                    $ 485,391          $ 477,303
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In Thousands)
                                               Nine Months Ended
                                                 September 30,       Year Ended
                                                     2000           December 31,
                                                 (Unaudited)             1999
--------------------------------------------------------------------------------


Common Stock:                                      $  15,741          $  15,741
--------------------------------------------------------------------------------

Paid-in Capital:
  Balance at Beginning of Period                     141,575            132,753
  Capital Contributed by Parent Company from:
     Common Stock Issued Under Dividend
      Reinvestment and Stock Purchase Plan             7,299              8,702
     Issuance of Restricted and Unrestricted
      Stock Under Compensation Programs                                     120
--------------------------------------------------------------------------------
  Balance at End of Period                           148,874            141,575
--------------------------------------------------------------------------------

Capital Stock Expense                                   (485)              (485)
--------------------------------------------------------------------------------

Retained Earnings:
  Balance at Beginning of Period                      63,630             60,564
  Net income                                          15,337             21,405
  Dividends on common stock                          (13,499)           (17,526)
  Dividends on preferred stock                          (609)              (813)
--------------------------------------------------------------------------------
  Balance at End of Period                            64,859             63,630
--------------------------------------------------------------------------------

     Total Common Shareholder's Equity             $ 228,989          $ 220,461
================================================================================

See Notes to Consolidated Financial Statements.

ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
            (In Thousands)
               (Unaudited)                             Nine Months Ended
                                                          September 30,
                                                     2000               1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $  15,337          $  18,506
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     10,380              9,591
    Increase in deferred charges                      (3,173)            (2,657)
    Deferred income taxes and investment tax
      credits-net                                      2,312              2,178
    Allowance for funds used during construction        (751)              (517)
    Other operating activities-net                    (1,042)                64
 Change in current assets and current liabilities
  excluding cash, short-term investments and
  current portion of debt :
      Customer and other accounts receivable           4,253             (4,901)
      Unbilled revenues                                 (784)            (1,668)
      Accounts payable and other liabilities          (6,668)              (683)
      Accrued/prepaid interest and taxes               2,636             (3,148)
      Other                                             (473)               106
--------------------------------------------------------------------------------
      Net cash provided by operating activities       22,027             16,871
--------------------------------------------------------------------------------

Cash Flows Provided (Used) by Financing Activities:
 Capital contributed by parent company                 7,299              6,456
 Funds held in Trust by others                         4,520                 42
 Debt and preferred stock issuance and
   amortization costs                                    210                345
 Repayment of long-term debt                            (376)               (23)
 Contributions and advances for construction           6,566              3,998
 Refunds of customer advances for construction        (1,733)            (2,384)
 Net increase in notes payable - banks                 1,500             24,000
 Dividends paid on common stock and preferred stock  (14,030)           (13,618)
--------------------------------------------------------------------------------
     Net cash provided by financing activities         3,956             18,816
--------------------------------------------------------------------------------

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                (23,681)           (33,125)
Purchase of company                                                        (860)
--------------------------------------------------------------------------------
    Cash used for investing activities               (23,681)           (33,985)
--------------------------------------------------------------------------------
Net Increase in Cash and
  Cash Equivalents                                     2,302              1,702
Cash and Cash Equivalents at
  Beginning of Period                                  1,342              3,598
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $   3,644          $   5,300
================================================================================
Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
     Interest (net of amount capitalized)          $  12,084          $  10,453
     Income taxes                                  $   1,800          $   7,100
     Preferred stock dividends                     $     531          $     531
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

    On December 20 1999, the Company applied to the New Jersey Board of Public Utilities (BPU) to approve the merger with Thames Water. On May 19, 2000 the Utility Workers Union of America, AFL-CIO and the Utility Workers Union of America Local 423 (collectively referred to as the "unions"), which represent certain employees of Elizabethtown and Mount Holly, intervened in the merger proceeding before the BPU. On June 7, 2000 the BPU granted the unions intervention status.

    On October 10, 2000 the BPU approved the acquisition of E'town by Thames Water pursuant to the terms of a Stipulation among the parties to the BPU's proceeding. In the Stipulation, the parties agreed to certain terms and conditions, including that neither Elizabethtown, Mount Holly nor AWWM will file for a rate increase before April 1, 2001 and that each of their rate increases cannot be effective until at least March 1, 2002. The parties also agreed that the rate requests cannot exceed 18 percent.

     Certain required clearances have been obtained from the New Jersey environmental regulators and E'town expects the remaining clearances to be obtained shortly. The transaction is expected to close prior to the end of 2000.

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

    New Accounting Pronouncements
    In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 for one year. Consequently, SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging
    Activities - an amendment of FASB Statement No. 133."   The Corporation is
    evaluating SFAS Nos. 133 and 138 but does not believe they will have a significant impact on the Corporation's financial condition and results of operations. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101) which provides guidance on the timing of revenue recognition in financial statements. SAB 101 provides specific criteria to assist in this determination. The adoption of SAB 101 is not expected to have an impact on the present revenue recognition practices of the Corporation and therefore, there is no expected impact on the Corporation's financial statements.

4.  CAPITALIZATION
    E'town routinely makes equity contributions to Elizabethtown from the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $2.31 million and $7.30 million from the DRP proceeds to Elizabethtown for the three and nine month periods ended September 30, 2000, respectively. Optional Cash Payments under the DRP are not accepted after November 9, 2000.

5.  LONG-TERM DEBT
    In February 2000, E'town issued $30 million of 7.69% Senior Notes due 2010 in a private placement. The proceeds were used to repay short-term debt incurred to finance the acquisition of the contract to operate the water system of the city of Elizabeth and capital expenditures for the non-regulated subsidiaries.

    E'town also has outstanding $12 million of 6.79% Senior Notes due December 15, 2007. The Note Agreements for E'town's 6.79% and 7.69% Senior Notes require the maintenance of a consolidated fixed charges coverage ratio of at least 1.5 to 1 and a debt to total capitalization ratio not to exceed .65 to 1. As of September 30, 2000, the fixed charges coverage ratio was
    1.78 to 1 and the debt to total capitalization ratio was .62 to 1, calculated in accordance with the Note Agreements.

    In conjunction with the Merger, on October 27 2000, E'town issued a notice of redemption of the 6.79% and 7.69% Senior Notes, such redemption to occur on the day of the closing with Thames Water at par plus a make-whole premium of approximately $3.86 million. Additionally, in conjunction with the Merger, E'town on October 25 issued a notice to redeem the 6 3/4% Convertible Subordinated Debentures at par on November 27.

    The aggregate maturities of the Corporation's long-term debt (including the portion classified as current and contract obligations payable, but excluding the above-mentioned optional redemptions) as of December 31, 1999 for each of the succeeding five years are: 2000, $19.49 million; 2001, $.58 million; 2002, $.59 million; 2003, $.60 million and 2004, $.61 million. Included in the Corporation's amounts are Elizabethtown's aggregate long-term debt maturities for each of the five years succeeding December 31, 1999 : 2000, $.48 million; 2001, $.57 million; 2002, $.58 million; 2003, $.59 million and 2004, $.60 million.

    In November 1998 Mount Holly closed on loan agreements that will make available up to $13.19 million through the New Jersey Environmental Infrastructure Trust Financing Program (Program). This Program provides financing through two loans. The first loan, in the amount of $7.30 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.89 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.59%. The Company received $9.11 million from the Trust for reimbursement of qualified expenditures in the third quarter of 2000 and used these funds to repay the major portion of short-term debt incurred to finance the Mansfield Project, a construction project that was undertaken  to comply with New Jersey legislative restrictions to obtain
    an alternative  water supply to reduce pumpage from an aquifer.   Mount
    Holly expects to requisition the balance of the funds in the fourth quarter of 2000 which will be used to repay a portion of the short-term debt that had been incurred to finance the Mansfield Project.

6.  LINES OF CREDIT
    E'town has $115 million of uncommitted lines of credit with several banks, of which up to $55 million is available for use by its unregulated subsidiaries and $90 million is available to Elizabethtown. Of the lines available to Elizabethtown, $10 million represents a committed line of credit. These lines, together with internal funds and proceeds from capital contributions from Thames Water after the pending Merger, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings are expected to be sufficient to finance the Corporation's capital needs.

7.  EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes both the conversion of the 6 3/4% Convertible Subordinated Debentures and common stock equivalents, assuming all stock options are exercised. The calculations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999 follow:

                             Three Months         Nine Months
                                Ended                Ended
                            September 30,         September 30,
                           2000      1999      2000      1999
                          -------------------------------------
    In Thousands of
    Dollars Except Per
    Share Amounts
    Basic:
    Net Income             $5,482   $7,953   $12,071   $20,010
    Average common          8,872    8,612     8,823     8,562
    shares outstanding
                        --------------------------------------
    Basic earnings per     $ 0.62   $ 0.92   $  1.37   $  2.34
    share
                        ======================================

    Diluted:
    Net income             $5,482   $7,953   $12,071   $20,010
    After tax interest
    expense applicable
    to 6 3/4% Convertible
    Subordinated Debentures    84      106       263       328
                        --------------------------------------
    Adjusted net income    $5,566   $8,059   $12,334   $20,338
                        ======================================

    Average common          8,872    8,612     8,823     8,562
    shares outstanding
    Additional shares
    from assumed
    exercise of
       stock options           38       41        53        31
    Additional shares
    from assumed
    conversion of 6 3/4%
    Convertible Subordinated
    Debentures                185      234       200       250
    Average common
    shares outstanding
    as adjusted             9,095    8,887     9,076     8,843
                        --------------------------------------
    Diluted earnings       $ 0.61   $ 0.91   $  1.36   $  2.30
    per share
                        ======================================

8.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
    The  detail  of  amounts   included  in  Non-Utility   Property  and  Other
    Investments at September 30, 2000 and December 31, 1999 is as follows :


                                         2000      1999
                                        -----------------
    Thousands of Dollars Except Per
    Share Amounts

    Funds held in trust by others       $2,744    $7,264
    Other capital assets                    71        73
                                        -----------------
    Total Elizabethtown Water            2,815     7,337
    Company & Subsidiary
                                        -----------------
    Concession fees on privatization     52,774    53,946
    contracts  - net
    Capital assets from privatization     8,550     6,165
    contracts - net
    Investments in real estate            9,048     9,049
    Goodwill on AWM and AWWM              4,911     5,036
    acquisitions - net of
    amortization
    Investment in SEGS                    1,089     1,089
    Other capital assets                  2,395     2,356
    Other                                   180       185
                                        -----------------
    Total E'town Corporation &          $81,762   $85,163
    Subsidiaries                        =================

    E'town, through Liberty, has a 40-year privatization agreement, entered into in July 1998 with the city of Elizabeth (Elizabeth), New Jersey to operate its water system which serves approximately 17,600 customers. Under the contract, Liberty made concession payments to Elizabeth of $19.7 million in 1998, $12 million in 1999 and $19 million in June 2000. These concession fee payments are being amortized on a straight-line basis over the life of the contract and are included in the table above. Under the terms of the contract, Liberty will deposit $57.8 million from customer collections over the 40-year contract into a fund administered by Elizabeth (Fund Deposits), of which $52.3 million is due after 2012. Elizabeth will use the Fund Deposits to pay for capital improvements or for other water system purposes. As these funds will be controlled by Elizabeth, they will be accounted for as a pass-through from customers to Elizabeth and will not be included in revenues or expenses of Liberty. Liberty is responsible for $7.45 million of construction expenditures, primarily for meter replacements, over the life of the contract as well as for all operating expenses. Of the construction commitments, approximately $2.45 million is expected to be expended in the next three years. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $2.85 million and $1.90 million as of September 30, 2000 and December 31, 1999, respectively. Over the life of the contract, Liberty will bill the customers of the water system in accordance with rate increases set forth in the contract and receive all revenues except for the Fund Deposits. E'town has guaranteed Liberty's performance of the contract provisions.

    Liberty also performs the commercial billing operations for the wastewater system of Elizabeth and remits all cash collected to Elizabeth. Liberty does not operate the wastewater system. Included in the Consolidated Balance Sheets of the Corporation as Customer and Other Accounts Receivable at September 30, 2000 and December 31, 1999 are the receivables from the customers of Elizabeth for wastewater services in the amount of $2.9 million and $4.6 million, respectively. An equal amount of liability to Elizabeth is included in Accounts Payable and Other Liabilities to reflect Liberty's obligation to remit these funds to Elizabeth as collected.

    E'town, through Edison, has a 20-year privatization agreement, entered into in June 1997, with the township of Edison, New Jersey to operate its water system which serves approximately 11,500 customers. Under the terms of the contract, Edison bills and receives all water revenues generated as a result of operating the water system of the township of Edison and pays all the operating expenses. Edison expects to make expenditures of approximately $25 million during the 20-year life of the contract of which $14.13 million has been spent as of September 30, 2000. Construction expenditures, as they are incurred, are being amortized on a straight-line basis over the remaining life of the contract. Expenditures include capital improvements to the water system as well as contract payments to the township of Edison. Of the total, approximately $2.94 million is expected to be expended in the next three years of the contract. An initial payment of $5.7 million was made upon the closing and has been included in the table above. Concession fee payments included in the table above are also being amortized on a straight-line basis over the remaining life of te contract. The accumulated amortization of concession fees on privatization contracts and on capital assets from privatization contracts were $.95 million and $.71 million as of September 30, 2000 and December 31, 1999, respectively. E'town has guaranteed Edison's performance of the contract provisions.

    If the Elizabeth or Edison contracts were terminated by either the township of Edison or the city of Elizabeth, the unamortized balance of the concession fees and amounts paid for additional capital improvements would be refunded to Liberty and Edison in accordance with the contracts

    Included in Non-Utility Property and Other Investments at September 30, 2000 and December 31, 1999 are $9.05 million of investments in various parcels of undeveloped land in New Jersey. In February 1999, Properties sold a parcel of land which had been under contract since 1995 in Green Brook, New Jersey for $5.83 million, at a gain of $2.00 million net of taxes. Cash proceeds of $1.99 million were received in 1999 and the remaining amount due was financed with a 7.75% mortgage, to be paid over 2 years. The remaining $1.92 million mortgage balance, including accrued interest is included in Mortgage and Other Notes Receivable in the Corporation's Consolidated Balance Sheet as of September 30, 2000. Properties sold a small parcel in Clinton, New Jersey in 1999 for $.6 million at a gain of less than $.1 million net of taxes. The sale proceeds are being invested into water and wastewater projects. Properties has entered into contracts for sale for all of its remaining parcels. The eventual sale of these parcels is contingent upon the purchaser obtaining various approvals for development. This process could take up to several years. Based upon the expected sales prices for these properties under the contracts, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 2000.

    Included in Non-Utility Property and Other Investments at September 30, 2000 and December 31, 1999 is an investment of $1.09 million ($.35 million net of related deferred taxes) in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. E'town owns a 3.19% interest in SEGS. The investment is being accounted for on the equity method. E'town continues to monitor the relationship between the carrying and net realizable values of its investment in SEGS, based upon information provided by SEGS management as well as through cash flow analyses.

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

10. SEGMENT REPORTING
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that companies disclose segment data based upon how management makes decisions, allocates resources and measures performance. Segment data for the three and nine month periods ended September 30, 2000 and 1999 is presented as follows :

                         Three Months Ended   Nine Months Ended
                            September 30,        September 30,

In Thousands of Dollars      2000      1999      2000     1999
                         -----------------------------------------
Operating Revenues:
Regulated Utilities        $36,137   $$39,290  $103,660   $105,987
Contract Operations          5,122     5,642     15,287     14,727
Engineering/Operations/
 Construction                3,279      2,757     9,564      8,004
Intersegment Elimination    (2,110)    (2,096)   (6,126)    (6,038)
                         -----------------------------------------
Consolidated Operating     $42,428   $45,593   $122,385   $122,680
Revenues
                         =========================================

Operating Expenses:
Regulated Utilities        $25,519   $$27,560   $74,977   $$76,318
Contract Operations          4,234      4,566    12,976     12,603
Engineering/Operations/
 Construction                3,214      2,618    10,099      7,690
Financing & Investment         192        136     1,035        444
Intersegment Elimination    (2,110)    (2,096)   (6,126)    (6,038)
                         -----------------------------------------
Consolidated Operating     $31,049    $32,784   $92,961    $91,017
Expenses
                         =========================================

Interest Expense:
Regulated Utilities         $4,557     $4,034   $14,161    $11,900
Contract Operations            681        396     1,626        995
Engineering/Operations/
 Construction                   59          1       111          6
Financing & Investment         613        372     1,648      1,019
                         -----------------------------------------
Consolidated Interest       $5,910     $4,803   $17,546    $13,920
Expense
                         =========================================

Depreciation and
Amortization Expense:
Regulated Utilities         $3,550     $3,225   $10,650     $9,674
Contract Operations            492        557     1,446      1,359
Engineering/Operations/
 Construction                  135         31       395         91
Financing & Investment          30         35        90        109
                         -----------------------------------------
Consolidated Depreciation   $4,207     $3,848   $12,581    $11,233
and Amortization Expense
                         =========================================

Net Income (Loss):
Regulated Utilities         $6,052     $7,612   $14,637    $17,799
Contract Operations            223        680       732      1,183
Engineering/Operations/
 Construction                    6        138      (646)       308
Financing & Investment        (799)      (477)   (2,652)       720
                         -----------------------------------------
Consolidated Net Income     $5,482     $7,953   $12,071    $20,010
                         =========================================


                                  Total Assets       Total Debt
                            ------------------- -----------------
                             As of    As of     As of    As of
                          September December  September December
                              30,      31,        30,       31,
                             2000     1999       2000      1999
                           ---------------------------------------
Regulated Utilities        755,638   $750,690   300,278   $299,398
Contract Operations         73,912     72,921    36,123     44,624
Engineering/Operations/
 Construction                8,320      7,506     3,448      2,067
Financing & Investment      61,919     51,574    78,015     59,660
Intersegment Elimination   (47,712)   (34,383)  (41,790)   (30,740)
                         -----------------------------------------
Consolidated Total        $852,077   $848,308  $376,074   $375,009
Assets
                         =========================================

11. OTHER MATTERS
    Elizabethtown has secured the right to acquire the water system of the Borough of Manville, New Jersey for $4.9 million and the voters of Manville approved the acquisition in the general election on November 7, 2000. Elizabethtown will file a petition with the BPU for approval of the franchise. A closing is expected to occur upon receipt of such approval.

    In September 1999, Elizabethtown withdrew its primary water treatment plant, the Raritan-Millstone Water Treatment Plant (Plant), from service as a result of flooding from Tropical Storm Floyd (Floyd). For several days, Elizabethtown had difficulty maintaining adequate water pressure in portions of its distribution system because overall system production levels were substantially less than normal. Customers in portions of a few municipalities were without water service for approximately 3 days. Costs incurred to repair and replace equipment damaged by the flood and to respond to inquiries by customers, regulatory bodies and the media have been deferred and are expected to be recoverable through insurance. The Company has incurred $9.7 million of flood-related expenditures and has received advanced reimbursements of $4.0 million from its insurance carrier. The remaining $5.7 million of flood-related expenditures is reported on the Consolidated Balance Sheet as a deferred charge at September 30, 2000 (see Note 12 for legal matters related to Floyd).

12. LEGAL MATTERS
    On September 23, 1999, two parties filed separate class action law suits for compensatory damages and related fees on behalf of themselves and similarly situated residential and commercial customers against Elizabethtown Water Company, Edison Water Company and Liberty Water Company. The law suit alleges breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's plant was flooded from Hurricane Floyd and was withdrawn from service for approximately three days. Upon notifying its insurance carrier of the law suit, the insurance carrier has taken a position that there is no coverage for breach of contract and has reserved its rights under the policy regarding breach of tariff. The insurance carrier has neither limited nor denied coverage for negligence and products liability. Elizabethtown filed a Motion for Summary
    Judgment to dismiss the law suit as a class action proceeding prior to answering the plaintiff's allegations. In March, 2000, the New
    Jersey Superior Court denied the Motion for Summary Judgment and referred the case to the New Jersey Board of Public Utilities (NJBPU) for purposes of investigating the matter and reporting its findings to the New Jersey Superior Court. The New Jersey Superior Court, in view of the NJBPU's findings will then determine what, if any, damages were suffered by the plaintiffs and what, if any, liability rests with Elizabethtown.

    The Corporation maintains that the plaintiffs' allegations are without merit, believes that the plaintiffs' chances of prevailing are not probable, and that those allegations specifically not covered by insurance pose immaterial liability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      E'town Corporation (E'town), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), Edison Water Company (Edison), E'town Properties, Inc. (Properties), Liberty Water Company (Liberty), Applied Water Management, Inc. (AWM) and Applied Wastewater Management, Inc. (AWWM). The Mount Holly Water Company (Mount Holly) is a wholly-owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly, Liberty, AWM and Edison contributed 3.2%, 5.4%, 7.4% and 1.6%, respectively, of the Corporation's consolidated operating revenues for 1999. Reference to the Corporation and its subsidiaries as a consolidated entity is referred to herein as E'town. The regulated utilities, Elizabethtown, Mount Holly and AWWM, comprise the Regulated Utilities segment, Liberty and Edison comprise the Contract Operations segment, AWM is the Engineering/Operations and Construction segment and E'town and Properties comprise the Financing and Investment segment (See
      Note 10 to E'town's Notes to Consolidated Financial Statements). The following analysis sets forth significant events affecting the financial condition of the various segments at September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

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

      On December 20 1999, the Company applied to the New Jersey Board of Public Utilities (BPU) to approve the merger with Thames Water. On May 19, 2000 the Utility Workers Union of America, AFL-CIO and the Utility Workers Union of America Local 423 (collectively referred to as the "unions"), which represent certain employees of Elizabethtown and Mount Holly, intervened in the merger proceeding before the BPU. On June 7, 2000 the BPU granted the unions intervention status.

      On October 10, 2000 the BPU approved the acquisition of E'town by Thames Water pursuant to the terms of a Stipulation among the parties to the BPU's proceeding. In the Stipulation, the parties agreed to certain terms and conditions, including that neither Elizabethtown, Mount Holly nor AWWM will file for a rate increase before April 1, 2001 and that each of their rate increases cannot be effective until at least March 1, 2002. The parties also agreed that the rate requests cannot exceed 18 percent.

      Certain required clearances have been obtained from the New Jersey environmental regulators and E'town expects the remaining clearances to be obtained shortly. The transaction is expected to close prior to the end of 2000.


      LIQUIDITY AND CAPITAL RESOURCES
      Capital Expenditures Program
      For the nine months ended September 30, 2000, capital expenditures were $16.6 million, principally comprised of other additions and improvements to water utility plant and wastewater facilities. In addition, Liberty disbursed $19.0 million to the City of Elizabeth in June 2000 for a scheduled concession payment. For the three years ending December 31, 2002, capital and investment requirements for the Corporation are estimated to be $171.4 million, consisting of (i) expenditures for the Regulated Utilities Segment ($135.1 million for Elizabethtown, $4.7 million for Mount Holly and $5.2 million for AWWM), (ii) investments in the Contract Operations segment for a scheduled concession payment by Liberty in June 2000 of $19.0 million and capital improvements for Liberty and Edison of $5.4 million, and (iii) investments in the Engineering/Operations and Construction segment of $2.0 million. These estimates do not include any amounts for possible additional acquisitions or privatization activities in the three-year period.

      REGULATED UTILITIES SEGMENT
      Elizabethtown
      Elizabethtown's three-year capital program includes $62.0 million for routine projects (services, hydrants, system rehabilitation and main extensions not funded by developers) and $73.1 million for transmission system upgrades, a new operations center, expansion of the capacity at Canal Road Water Treatment Plant (Canal Road) and other projects. Canal Road's treatment capacity will be expanded to provide for enhanced system reliability and to accommodate customer growth. Canal Road was designed as a 40 million gallon per day (MGD) plant, expandable to 200 MGD.

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

      For the three-year period ending December 31, 2002, the Corporation estimates that 52% of its currently projected capital expenditures and concession fee obligations for all segments are expected to be financed with internally generated funds (after payment of common stock dividends, at current levels). The balance is expected to be financed with a combination of proceeds from capital contributions from Thames Water, long-term debt, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings. Elizabethtown expects to pursue additional tax-exempt financing to the extent that final allocations are granted by the NJEDA.

      In November 1998 Mount Holly closed on loan agreements that will make available up to $13.2 million through the New Jersey Environmental Infrastructure Trust Financing Program (Program). This program provides financing through two loans. The first loan, in the amount of $7.3 million, is through the New Jersey Environmental Infrastructure Trust (Trust), which issued tax-exempt bonds with average interest rates of 4.7%. The second loan, in the amount of $5.9 million, is from the State of New Jersey, acting through the New Jersey Department of Environmental Protection. The State is participating in the Safe Drinking Water State Revolving Fund authorized by the Safe Drinking Water Act amendments of 1996 whereby the federal government is funding the state loan at no interest cost. The effective interest rate for the combined notes is approximately 2.6%. The Company received $9.11 million from the Trust for reimbursement of qualified expenditures in the third quarter of 2000 and used these funds to repay the major portion of short-term debt incurred to finance the Mansfield Project, a construction project that was undertaken to comply with New Jersey legislative restrictions to obtain an alternative water supply to reduce pumpage from an aquifer. Mount Holly expects to requisition the balance of the funds in the fourth quarter which will be used to repay the remaining short-term debt that had financed the Mansfield Project.

      E'town' s senior debt is currently rated A3 and A and Elizabethtown's senior debt is currently rated A2 and A+ by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      INTEREST RATE RISK
      The Corporation is subject to the risk of fluctuating interest rates in the normal course of business. The Corporation manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical single percentage point change in interest rates for the nine months ended September 30, 2000 would result in a $1.0 million change in interest costs related to short-term and variable rate debt and to earnings before tax.

      RESULTS OF OPERATIONS

      Net Income for the three months ended September 30, 2000 was $5.5 million or $.62 per basic share compared to $8.0 million or $0.92 per basic share for the same period in 1999. This represents a decrease of

      31.1%. Net income for the nine months ended September 30, 2000 was $12.1 million or $1.37 per basic share as compared with $20.0 million or $2.34 per basic share for the same period in 1999. This represents a decrease of 39.7%.

      The decrease in net income of $2.5 million for the three month period resulted primarily from a reduction of $1.7 million in water consumption resulting from very different weather patterns between the respective quarters in 2000 and 1999 and increased interest costs of $.9 million on higher levels of debt incurred to finance the regulated utilities' ongoing capital programs and a scheduled concession fee payment for Liberty's privatization contract with the city of Elizabeth. These decreases were partially offset by a $.7 million reduction in the actuarially-determined pension expense.

      The decrease in net income of $7.9 million for the nine month period resulted primarily from : (i) $1.9 million in reduced water consumption related to the unusual weather patterns noted above (ii) increased interest costs of $2.5 million to finance the regulated utilities' ongoing capital programs and the aforementioned concession fee payment
      (iii) $.9 million of costs associated with the pending Merger (iv) a $.9 million increase in depreciation expense due to additional capital investment in the regulated utilities (v) a loss at AWM of $1.0 million and (vi) a sale of real estate in the first quarter of 1999 at an after-tax gain of $2.1 million. These decreases were partially offset by a reduction of $.9 million in pension expense.

      Operating Revenues decreased $3.2 million or 6.9% for the three months ended September 30, 2000 compared to the same period in 1999. Revenues for the Regulated Utilities segment and the Contract Operations segment declined by $3.2 million and $ .5 million, respectively due to the weather patterns noted above. These declines were partly offset by an increase of $.5 million in the Engineering/Operations and Construction segment for increased construction activity.

      Operating revenues for the nine month period decreased $.3 million or .2% over the same period in 1999. Revenues from the Regulated Utilities segment decreased $2.3 million, of which $3.2 million reflects the aforementioned unusual weather patterns in 1999. The decrease in the Regulated Utilities segment was somewhat mitigated by increases of $.5 million and $.4 million from Mount Holly and AWWM, respectively, due to Mount Holly's rate increase effective January 2000 and customer growth, principally from Mount Holly's acquisition in June, 1999 of Homestead Water Utility, Inc. and AWWM's simultaneous acquisition of Homestead Treatment Utility, Inc. Revenues from the Engineering/Operations and Construction segment increased $1.5 million due to a substantially higher level of construction activity. Revenues from the Contract Operations segment increased $.5 million from increased water consumption and increased rates.

      Operation Expenses decreased $.4 million or 2.1% for the three months ended September 30, 2000 as compared to the same period in 1999. Operations expenses of the Regulated Utilities segment decreased $1.1 million, primarily reflecting reductions in pension expense. Operation expenses increased $.5 million from the Engineering/Operations and Construction segment, primarily reflecting additional personnel costs as well as other operating costs to support the higher levels of construction activity in 2000 and future customer growth opportunities. Costs associated with the pending Merger in the Financing and Investment segment accounted for a $.2 million increase. Operation expenses of the Contract Operations segment remained flat.

      Operation expenses for the nine month period increased $3.1 million or 6.2% over the same period in 1999. While the Regulated Utilities segment decreased $.9 million, primarily due to reductions in pension expense, operation expenses increased $2.4 million from the Engineering/Operations and Construction segment, primarily reflecting the aforementioned costs. Expenses of the Financing and Investment segment associated with the pending Merger accounted for $1.3 million of the increase. The Contract Operations segment accounted for $.3 million of the increase, principally due to purchased water costs.

      Maintenance Expenses decreased $.1 million or 8.4% and increased $.3 million or 5.3% for the three month and nine month periods ended September 30, 2000, respectively. The Regulated Utilities segment accounted for the variances. The increase for the nine month period is primarily from costs associated with harsh winter weather in 2000.

      Depreciation and Amortization Expense increased $.4 million or 9.3% for the three month period in 2000 as compared with the third quarter of 1999. Of the increase, $.3 million is due to depreciation on additions to utility plant in the Regulated Utilities segment and $.1 million is due to amortization of goodwill from acquisition of a septic services business in 1999 in the Engineering/Operations and Construction segment.

      Depreciation and amortization expense for the nine month period increased $1.3 million or 12.0% over the same period in 1999. Of the increase, $1.0 million is due to depreciation on additions to utility plant in the Regulated Utilities segment and $.3 million is due to amortization of goodwill from acquisition of a septic services business in 1999 in the Engineering/Operations and Construction segment.

      Revenue Taxes decreased $.4 million or 8.6% and $.3 million or 2.1% for the three and nine month periods, respectively due to changes discussed above in the revenues of the Regulated Utilities segment.

      Real Estate, Payroll and Other Taxes Expenses increased $.1 million or 13.6% and $.5 million or 16.9% for the three months and nine months ended September 30, 2000, respectively due to increased payroll taxes on higher labor costs as well as on the fair value of distributions of restricted stock awarded in 1997 under the incentive compensation programs.

      Federal Income Taxes as a component of operating expenses decreased $1.3 million or 30.5% and $2.9 million or 31.4% for the three and nine month periods ended September 30, 2000 compared to 1999 due to changes in taxable operating income for each segment discussed herein.

      Other Income (Expense) remained relatively consistent for the three months ended September 30, 2000 as compared with the same period in 1999.

      Other income (expense) decreased $2.1 million or 72.1% for the nine months ended September 30, 2000 as compared with the same period in 1999 principally due to the recognition in the first quarter of 1999 of a gain of $3.2 million ($2.1 million after taxes) on the sale of a parcel of land in the Financing and Investment segment.

      Total Interest Charges increased $1.1 million or 23.1% for the three months ended September 30, 2000 over the same period in 1999. The increase is comprised of (i) $.5 million in the Regulated Utilities segment for interest expense incurred on an increased level of short-term bank notes used to fund Elizabethtown's and Mount Holly's capital expenditures and a higher interest rate on Elizabethtown's long-term variable rate debt (ii) $.3 million in the Financing and Investment segment for interest costs to finance equity contributions by E'town to Liberty for concession payments made by Liberty to the City of Elizabeth in June 2000 and (iii) $.3 million in the Contract Operations segment to finance Liberty's concession payment made in June 2000 to the city of Elizabeth.

      Total interest charges increased $3.6 million or 26.0% for the nine months ended September 30, 2000 over the same period in 1999. The increase is comprised of (i) $2.3 million in the Regulated Utilities segment for interest expense incurred on an increased level of short-term bank notes used to fund Elizabethtown's, Mount Holly's and AWWM's capital expenditures and a higher interest rate on Elizabethtown's long-term variable rate debt (ii) $.6 million in the

      Financing and Investment segment for interest costs to finance equity contributions by E'town to Liberty for concession payments made by Liberty to the City of Elizabeth in June 2000 (iii) $.6 million in the Contract Operations segment to finance Liberty's concession payments made in June 2000 and 1999 to the city of Elizabeth and (iv) $.1 million in the Engineering/Operations and Construction segment to fund non-utility capital expenditures.

      ECONOMIC OUTLOOK

      Forward Looking Information
      Information in this report includes certain forward looking statements within the meaning of the Federal securities laws regarding future earnings, capital expenditures and anticipated actions of regulators, among other things. Any forward looking statements are based upon information currently available and are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such events, risks and uncertainties include, without limitation, actions of regulators, the effects of weather, changes in historical patterns of water consumption and demand, including changes through increased use of water-conserving devices, conditions in capital and real estate markets, increases in operating expenses due to factors beyond the Corporation's control, the pending Merger with Thames Water, changes in environmental regulation and associated costs of compliance and additional investments or acquisitions which may be made by the Corporation.

      E'town Corporation and Subsidiaries
      Elizabethtown has secured the right to acquire the water system of the Borough of Manville, New Jersey for $4.9 million and the voters of Manville approved the acquisition in the general election on November 7, 2000. Elizabethtown will file a petition with the BPU for approval of the franchise. A closing is expected to occur upon receipt of such approval.

      During the next several years, management will further seek to increase earnings by (i) maximizing earned returns on the Regulated Utilities segment through expansion efforts to increase sales, cost control measures and obtaining timely and adequate rate relief and (ii) investing in water and wastewater assets (including municipal privatization contracts, as well as designing, constructing, operating and purchasing wastewater assets through AWM and AWWM).

      Regulated Utilities Segment
      Elizabethtown, Mount Holly and AWWM
      Elizabethtown expects lower net income in 2000 because of (i) decreased water consumption due to the very different weather patterns between 2000 and 1999 and (ii) higher costs associated with operations and capital investments incurred since rates were last established in 1996 which are not presently recovered in rates. Both factors will be partially offset by continued growth in Elizabethtown's customer base. Furthermore, a rate case originally planned to be filed early in 2000 and delayed due to a condition of the the Merger Agreement, is now planned to be filed on approximately April 1, 2001.

      Elizabethtown expects its earned returns on common equity to increase from 8.0% (for the twelve months ended September 30, 2000) to levels comparable to authorized rates of return following the next rate increase. As part of that rate case, Elizabethtown will request rate recognition for additional investments in utility plant since rates were last adjusted in 1996, as well as for increases in expenses since that time. In addition, Elizabethtown will request rate recognition for capital expenditures and increases in operating expenses incurred through the completion of the rate case.

      Management expects Mount Holly to contribute to the Corporation's earnings per share in 2000 as a result of a Stipulation Agreement approved by the BPU whereby a rate increase of $1.9 million, or a net increase of $.5 million after elimination of the PWAC, was effective January 1, 2000. Mount Holly plans to file a rate case on approximately April 1, 2001.

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

      Despite increases in revenues for the nine months ended September 30, 2000 versus the comparable period in 1999, higher costs to finance growth resulted in a loss for 2000. Such costs are due to additional personnel to support higher business volumes as well as startup, and subsequent expansion, of an office in New England. In addition, two construction projects anticipated for the first quarter were delayed due to permitting issues. These projects have now commenced. Customer demand remains strong with several projects in the proposal and/or contract negotiation stage.

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

      The law suits allege breach of contract, breach of tariff, negligence and products liability regarding the quantity and quality of water services provided by the Corporation during the period in September 1999 when Elizabethtown's plant was flooded from Hurricane Floyd and was withdrawn from service for approximately three days.

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


Date : November 13, 2000



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